Form 10KSB
period 2000-12-31
ALLERGY RESEARCH GROUP INC
filed 2001-04-02
CIK 1044119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

     For the transition period from _________________ to ___________________

                        Commission file number 000-28947

                          ALLERGY RESEARCH GROUP, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

           Florida                                              13-3940486
           -------                                              ----------
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification number)

30806 Santana Street, Hayward, California                        94544
-----------------------------------------                        -----
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (800) 545-9960

Securities registered under Section 12(b) of the Act:

     Title of each class             Name of each exchange on which
                                         each class is registered
     ------------------                  -----------------------
            None.                               None.


Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ ]          No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $11,786,512

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 8, 2001 was $0.165, based on the last sale price of $0.19 as reported by the Pink Sheets.

As of March 1, 2000, Registrant had outstanding 15,055,355 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

   BACKGROUND..................................................................1
   THE COMPANY.................................................................1
   BUSINESS PLAN...............................................................2
   PRODUCTS AND SERVICES.......................................................4
   INDUSTRY OVERVIEW..........................................................10
   COMPETITION................................................................11
   MARKET STRATEGIES..........................................................13
   REGULATION.................................................................14
   EMPLOYEES..................................................................15
   INTELLECTUAL PROPERTY......................................................15

ITEM 2.  DESCRIPTION OF PROPERTY..............................................15

ITEM 3.  LEGAL PROCEEDINGS....................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............18

   MARKET INFORMATION.........................................................18
   HOLDERS....................................................................18
   DIVIDENDS..................................................................18

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............18

   GENERAL....................................................................18
   RESULTS OF OPERATIONS......................................................19
   LIQUIDITY AND CAPITAL RESOURCES............................................20
   PLAN OF OPERATION..........................................................20
   RECENT ACCOUNTING PRONOUNCEMENTS...........................................21
   RECENT DEVELOPMENTS........................................................22

ITEM 7.  FINANCIAL STATEMENTS.................................................22

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................22

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................23

   KEY EMPLOYEES..............................................................24
   MEDICAL ADVISORY BOARD.....................................................25
   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................26

ITEM 10. EXECUTIVE COMPENSATION...............................................26

   REMUNERATION PAID TO EXECUTIVES............................................26
   REMUNERATION PAID TO DIRECTORS.............................................28
   EMPLOYMENT AGREEMENTS......................................................28
   EMPLOYEE BENEFITS..........................................................28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................30

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................31

INDEX TO FINANCIAL STATEMENTS.................................................32

SIGNATURES....................................................................48

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

      Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), through its wholly owned subsidiary, NutriCology, Inc. strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to approximately 4,000 physicians and health care practitioners world-wide. For instance, NutriCology, Inc. was the first in the U.S. to introduce numerous specialty products including melatonin, a neurohormone, germanium sesquioxide (a trace mineral), AntiOx(TM), a broad-spectrum antioxidant and Buffered Vitamin C. Buffered Vitamin C was tested at the Haight Ashbury Clinic in San Francisco as a nutritional supplement for its value (associated with medical treatment) for opiate and stimulate abusers. The results of the Haight Ashbury Clinic tests have been attached as an exhibit to this report. Overall, the tests indicate that Buffered Vitamin C is beneficial in detoxification and aftercare programs, including discouragement of resumption of drug abuse.

THE COMPANY

      ARG, then Scottsdale Scientific, Inc., was incorporated under the laws of the state of Florida on April 8, 1997 for the purpose of wholesale distribution of health and nutritional supplements. On February 3, 1998, the Company entered into an agreement to acquire NutriCology, Inc., a California corporation formed on March 11, 1980 ("NutriCology"). NutriCology was engaged in the distribution of hypoallergenic nutritional supplements under the guidance of Dr. Stephen Levine.

      NutriCology, Inc. was established in 1980, and now operates as a wholly owned subsidiary of ARG. As used herein, the "Company" means ARG and its subsidiaries, except where indicated otherwise. The Company is recognized by healthcare professionals worldwide for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, the Company supplies products to approximately 4,000 physicians and health care practitioners world-wide, including accounts in the United States, Japan, China, Taiwan, the United Kingdom, France, Spain, Portugal, Belgium, Germany, South Korea, Australia, the Virgin Islands, Brazil, Guatemala, Argentina, Venezuela, Puerto Rico, Jamaica, New Zealand, Mexico, Turkey, Greece, Istanbul, Bermuda, Bucharest, Romania, Norway, Denmark, Sweden, Switzerland, Croatia, Hungary and India, among others.

      We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology and Allergy Research Group labels. We distribute our products through distributors to medical and professional accounts and to retailers. See "Market Strategies" below. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids.

      The Company's principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and its telephone number is (800) 545-9960.

BUSINESS PLAN

      COMPANY GROWTH STRATEGY

      We intend to expand the Company's position in the vitamin and nutritional supplements markets. Specifically, our strategy is to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) implementing a comprehensive e-commerce plan. The Company believes that its history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position it to be a long-term competitor in the vitamin and nutritional supplements industries.

      In addition, the Company is expanding into the field of research on pharmaceuticals and nutraceuticals under the leadership and guidance of Dr. Stephen Levine and Dr. Ba Hoang, MD, PhD. This process will be limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and ARG whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

      In October 2000, the Company and Dr. Hoang jointly entered into an agreement with Phytopharm PLC and Phytotech Limited, of England (collectively, "Phytopharm"), whereby the Company and Dr. Hoang granted Phytopharm an irrevocable option for an exclusive, world-wide license to manufacture and sell products derived from certain materials and chemicals for the treatment of asthma, chronic idiopathic thrombocytopenic purpura ("ITP") - a hemorrhogic disorder in which there is a pronounced reduction in circulating blood platelets which, in the form of purpura, is characterized by hemorrages into the skin, mucous membranes, internal organs and other tissues, chronic Glomerulonephritis ("GC") - a form of nephritis (inflammation of the kidney) in which the lesions involve primarily the glomeruli (a tuft of capillaries situated at the origin of a vertebrate kidney) and gout pursuant to certain U.S. patent applications filed by the Company and Dr. Hoang. The patent applications are based on the joint research of Drs. Levine and Hoang. The option was granted for a price of 5,000 British Pounds and, should the option be exercised and the license agreement executed, the Company and Dr. Hoang will receive both milestone payments and royalties from Phytopharm as follows:

      (A)  Milestone payments equal to:
           (i)   50,000 pounds upon execution of the license;
           (ii) 250,000 pounds upon the grant of the first license by an internationally approved regulatory body for a product developed under the license agreement; and
           (iii) 250,000 pounds upon entering into the first sub-license.

      (B)  Royalty payments based on net sales as follows:
           (i)   5% for sales of up to 10,000,000 pounds;
           (ii)  10% for sales between 10,000,001 pounds and 30,000,000 pounds;
                 and
           (iii) 15% for sales over 30,000,000 pounds.

      All payments are calculated in British Pounds. Phytopharm has an option to make milestone payments in stock.

      The license agreement would prevent us from using the materials and chemicals to which the option applies to manufacture products which would be in direct competition with products being manufactured and sold by Phytopharm without Phytopharm's consent. However, we believe that we will be able to use the research to either enhance existing herbal products or produce new herbal products that can be added to our current product line.

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions. In 2000 and 1999, we spent $132,885 and $185,793, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of pharmaceuticals and nutraceuticals should enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

      As a result of the Company's product development history, we believe that it has built a reputation in the nutritional supplement industry for innovation in both branded and private label products. Based on feedback from our professional customers around the world, we believe Allergy Research Group/NutriCology, Inc. is recognized worldwide for the quality, purity and efficacy of its targeted nutritional supplement line. In addition, the Company was among the first U.S.-based companies to introduce numerous specialty products, including melatonin and Buffered Vitamin C. The Company is in various stages of development with respect to new product concepts that we anticipate will augment both our existing domestic and international product lines. Recently, through Dr. Levine, the Company has become more focused on researching and developing broad spectrum immune products. (A broad spectrum immune product is one that is varied in its ability to enhance a broad range of protective mechanisms of immune function against pathogens, bacteria, virus, fungus, protozoan and cancer.)

      MANUFACTURING AND PRODUCT QUALITY

      Our purpose is to improve the quality of life for our customers through scientifically-based innovation, purity of ingredients, education and outstanding service. Our products are designed to be the purest and highest quality obtainable and are generally made without yeast, corn, wheat, soy, dairy products, flavorings, colors, salt, sugar, starch, common preservatives, binders and excipents. To ensure optimal stability, our products are stored in a humidity and temperature controlled environment. We rely on scientific research and collaboration with other experts in the biomedical field to insure state of the art, hypoallergenic, when possible, formulations containing the purest, highest quality ingredients.

      The Company currently does not have facilities for the manufacture of our products, and we are using outside vendors for this purpose. As of December 31, 2000, changes in operations have resulted in a concentration of approximately 47% of our manufacturing among three separate vendors. Horizon Laboratories acts as our largest manufacturer and supplier of raw materials at 26%, with M&L Pharmaceuticals and Softgel Technologies acting as our second and third largest vendors, at 13% and 8%, respectively. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices

("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

      Approximately 70% of our products, consisting of capsules and tablets, are packaged at and distributed from the Company's 19,940 square foot warehousing and packaging facility located in Hayward, California (the "Hayward Facility"). The Hayward Facility was leased by the Company for five years commencing June 1, 1998, and consists of approximately 5,500 square feet of office space. The lease allows for an increase of 5% per year. In 2000, the Company paid $27,596 per month for its facilities, and is currently paying $29,548 per month. These figures are partly offset by sublease income of $8,320 per month from the sublease of one of our warehouse facilities. We recently upgraded our facilities and enhanced our packaging capabilities through new equipment and technological improvements in order to meet the demands of our customers. Our liquid and powder products are packaged by our outside manufacturers.

PRODUCTS AND SERVICES

      Our vitamin and nutritional supplement line consists of more than 200 products. The Company's product catalog includes the following categories:
Vitamin C Products, Multiple Vitamins/Minerals, Mineral Products, Selenium Products, Antioxidant Formulas, Vitamin E Products, Bioflavonoids, B Vitamins, Essential Fatty Acids, Amino Acids, Pancreas Glandulars, Organic Glandulars, Probiotics, Microbial Balancers, Bioenergetic Nutrients, Musculoskeletal Products, Brain Support Products, Complete Nutrient Formulas and a variety of specialty products, such as supplements for immunological disorders. A brief description of each of these categories appears below, including descriptions of some of our most popular products.

      Approximately 75% of the products discussed below were formulated by Allergy Research Group/NutriCology and are manufactured and distributed by the Company. Another 25% of the products are produced by other companies in the industry and distributed by the Company through licensing agreements. Most notably, we license the distribution rights for ProGreens(R), a fresh, nutrient-rich whole food concentrate, which is gluten-free and contains no egg, dairy or animal products, no yeast, malto-dextrin, barley malt or simple sugar, no preservatives, and no artificial flavoring or coloring; OralMat, a product based on an extract of the rye plant; and Eurocel(R), a product made from Korean and Chinese herbs that have been used historically in Oriental medicine.

      The trademark to ProGreens(R) is owned by Jim Cassidy and is licensed to NutriCology under an exclusive, worldwide license pursuant to which Mr. Cassidy receives royalties based on the amount of ProGreens(R) products sold by the Company. Mr. Cassidy acts as a consultant to the Company in relation to the ProGreens(R) products and receives a fee for attending tradeshows on the Company's behalf as well as commissions based on sales of the Company's products made by him.

      VITAMIN C PRODUCTS

      Vitamin C is the body's most important water-soluble antioxidant nutrient and is involved in a wide variety of biochemical reactions throughout the body. Included in its functions is the synthesis of collagen, the basis of connective tissues, found in virtually every cell of the body. Vitamin C possesses antioxidant properties and, because of its molecular structure, is able to donate hydrogen atoms from two hydroxyl positions to neutralize free radicals. In addition, it is thought that the body uses Vitamin C during detoxification and inflammation processes, as well as immune system functions, including: the production of white blood cells, histamine release and degradation, the reduction of glutathione (a thiol antioxidant nutrient) and the metabolism and protection of several other nutrients.

      MULTI-VITAMIN/MINERAL PRODUCTS

      The Company produces a multi-Vitamin complex, Multi-Vi-Min(R), formulated by Stephen A. Levine, Ph.D., the Company's Chief Executive Officer and Director of Research. Multi-Vi-Min(R) was designed to be a hypoallergenic, and many people who cannot tolerate a complex nutrient formula do well with the formula. The formula comes in two varieties, one containing copper and iron and one without those ingredients. In addition, the Company produces and markets a number of other multi-Vitamin and mineral products on the premise that a potent multiple vitamin/mineral supplement is a must for everyone. These products include calcium, magnesium, zinc and potassium based products, as well as two forms of OcuDyne(TM), a formula created exclusively for NutriCology by Jonathan Wright, M.D. and Alan R. Gaby, M.D. OcuDyne(TM) is a formula designed to support the structure and various functions of the eye.

      SELENIUM PRODUCTS

      The Company produces Selenium-based products. Selenium is an essential trace element that is "redoxactive," i.e., highly active in electron exchange reactions. Antioxidant enzymes specialize in electron exchange reactions that help protect the cells and tissues from free radicals and other oxidative "electron stealers." Selenium is an essential component of glutathione peroxidase, being located at the "active site" of this major antioxidant enzyme.

      ANTIOXIDANT FORMULAS

      Under the leadership of Dr. Levine, the Company, through NutriCology, has pioneered hypoallergenic, broad spectrum, mixed antioxidant formulations. Though essential, oxygen has the potential to create metabolic toxicity. Antioxidant nutrients are utilized in conjunction with antioxidant enzymes to help quench oxygen free radical generation. Acting to impede free radical damage to cells and tissues, the body's antioxidant defense system amounts to a metabolic cooling and lubrication system. The antioxidant nutrients are the body's natural antitoxins and are crucial to homeostasis, having regulatory roles in a diversity of tissue functions. A variety of stressful environmental, genetic and behavioral factors have been linked to increased free radical production in the tissues. Good dietary habits help conserve the body's antioxidant stores, but under the conditions of modern living it can be good "nutritional insurance" to supplement the diet with natural antioxidants.

      BIOFLAVONOIDS

      The bioflavonoids are the biologically active flavonoids. (A flavonoid is any of a large group of plant substances that includes the anthocypanins, a class of flower pigments.) Bioflavonoids are important nutritional factors, and are part and parcel of just about every plant on Earth. They are important protective factors and regulatory factors in plant metabolism, and from their widespread distribution are likely to have been an integral part of the human diet ever since humans appeared. We believe that this co-relationship with humans over the course of evolution is consistent with the many benefits to homeostasis that they seem to offer, although scientific research on this relationship is still in development stages. Certainly, they are complex chemically, and can play a variety of roles in human metabolism. They are potent antioxidants, and many also display metal binding activity, a property which may contribute to their antioxidant effects. Bioflavonoids are required for the proper absorption of Vitamin C, and increase Vitamin C's effectiveness. They are also thought to improve immunity, fight cancer, reduce inflammation and strengthen capillaries.

      B VITAMINS

      B vitamins are water-soluble and not stored in the body very effectively, therefore they need to be replenished daily. Insufficiencies may occur easily during dieting for weight loss, fasting or consuming the Standard American Diet
(SAD), which usually includes too many processed foods and excess sugar. Alcohol and drugs, including antibiotics, also deplete levels of B vitamins.

      The B vitamins function as co-enzymes: they assist the enzymes, our biological catalysts, in implementing the tens of thousands of biochemical reactions and metabolic pathways that make life possible. Some of those enzyme functions include energy production, conversion of carbohydrates to glucose and assisting other nutrients in the metabolism of fat and protein. In addition, B vitamins are essential to optimal functioning of the central nervous system, as the body uses B vitamins during physiological response to stress and fatigue. Adequate levels of B vitamins are also especially important for the formation of healthy hair and skin, and optimal functioning of the eyes and liver. The general muscle tone of gastrointestinal tract is supported by the B vitamins, potentially promoting efficient bowel functions.

      Included in the B vitamin group are the following: B1 (thiamin), B2 (riboflavin), B3 (niacin), B5 (pantothenic acid), B6 (pyridoxine), B12 (cyanocobalamin), chlorine, inositol, PABA, orotic acid, pangameic acid, and B17 (laetrile). Biotin and folic acid are intimately involved in many of the same pathways, and are commonly regarded as quasi-B vitamins.

      AMINO ACIDS

      Amino acids exist in all living cells and chains of amino acids make up protein. They make up a great portion of our skin, hair, nails, muscle tissue and internal organs. Our brain and heart are especially high in protein. The body uses amino acids in the production of neurotransmitters in the brain, several hormones, a variety of enzyme and metabolic processes, the formation of antibodies, as well as for the production of non-essential amino acids. Essential amino acids are the amino acids the body does not produce and it is necessary to get them from the diet or a supplement. Non-essential and semi-essential amino acids are produced by the body; however, higher amounts may be necessary during times of increased physical or emotional stress, illness or imbalance. The amino acid products produced by NutriCology are easily absorbed into the system.

      PANCREAS GLANDULARS

      The pancreas produce digestive enzymes that serve to break down complex carbohydrates, proteins and fats into nutrient forms required for proper absorption. The Pancreas Organic Glandulars produced by NutriCology are lyophilized (freeze dried) pancreatic glandular tissue taken from organically raised beef, lamb or pork. We obtain our pancreas glandulars exclusively from New Zealand and Australia, where they are harvested from range-grazed animals that have not been exposed to pesticides or additives throughout their lives. Customized freeze-drying yields products that are extremely potent in enzyme activities.

      ORGANIC GLANDULARS

      Glandular tissues can be rich sources of nutrients, enzymes and other factors that support specific gland related metabolism and physiological function. When prepared with sufficient technical sophistication and sensitivity to their delicate nature, some of these glandulars can retain a significant portion of their biological activity. The glandular products produced through NutriCology are produced from government inspected, range-grazed animals from Australia and New Zealand. Our glandulars are freeze-dried, which means the material is frozen, then subjected to a high vacuum that vaporizes moisture directly from the solid state, thereby maintaining its biological activity.

      PROBIOTICS

      The gastrointestinal tract (GI tract) is actually a complex micro-ecosystem in which the mucosal lining of the host coexists with billions of micro-organisms that live on or are attached to the lining. These "probiotic" bacteria are provided with shelter and support, and copious amounts of food substrates. The body benefits from the vitamins and other useful metabolic products these bacteria produce. Other, less beneficial micro-organisms are also present and compete with the probiotics. Dietary supplementation with potent probiotic cultures assists the host in maintaining a healthy probiotic balance. The probiotic products produced by the Company are non-dairy and are generally well tolerated.

      MICROBIAL BALANCERS

      The Company produces a family of microbial balancers. These formulations take advantage of the powers of certain plant extracts to affect the intestinal balance of micro-organisms. Since both friendly and unfriendly micro-organisms are affected, we suggest the use of a probiotic supplement to anyone using these botanicals.

      BIOENERGETIC NUTRIENTS

      The production of energy begins in a particular organ inside of our cells. That organ is known as the mitochondria. Inside the mitochondria, with assistance of enzymes from the Krebs cycle, carbohydrates and fatty acids are metabolized into Adenosine Triphosphate (ATP). ATP is considered a cofactor and a modulator of activity of some enzymes and can be thought of as cellular currency. Included in this category is the product ProGreens(R), which is formulated with the highest quality green foods, premium adaptogenic herbs and antioxidant bioflavonoids, to provide a broad-spectrum nutritional support from natural food factors not found in isolated vitamins or mineral concentrates. ProGreens(R) is marketed in a variety of forums, including distribution through Internet sites such as Blossomhill.com and VitaminUSA.com, under the Company's NutriCology label.

      MUSCULOSKELETAL PRODUCTS

      The Company produces a variety of musculoskeletal products designed to support connective/joint tissue. Connective tissue is present in varying degrees in all organs of the body. The term "connective tissue" refers to the various types of tissue that make up the joints, tendons, ligaments, even the web that holds all cells together. As a part of this group of products, the Company also produces a calcium product designed to support the production of healthy bone tissue.

      BRAIN SUPPORT PRODUCTS

      The "brain support" formulas produced by the Company are designed to enhance brain function, improving memory, supporting the central nervous system and aiding in the production of neurotransmitters in the brain. Included in this group of products is Melatonin, which was first introduced into the U.S. health food and professional market by NutriCology. Melatonin has many nutritional benefits. However, its main function in the body is to support the aspects of brain chemistry involved in sleep.

      "COMPLETE" NUTRIENT FORMULAS

      The Company produces a family of products which it refers to as "complete" nutrient formulas. These products include: Complete Immune(TM) , Complete Heart(TM), Complete Heart II(TM), and Complete Nerve(TM). (These products are sold as Wholly Immune(TM), Take Heart(TM), and Steady On(TM) under the Allergy Research Group label, which is marketed to professionals). Complete Immune(TM) is a blend of herbs and nutrients designed to work synergistically to enhance the body's natural immunity system, decrease oxidative damage, promote liver detoxification and to regulate cell division. Complete Heart(TM) and Complete Heart II(TM) are comprehensive cardiovascular support formulas and are prepared with or without hormones DHEA and Pregnenolone (Complete Heart II(TM) does not contain these hormones). Both formulas support general nutrition, ATP (adenosine triphosphate) production, catabolism and homocysteine metabolism, anti-oxidant function and maintenance of serum viscosity and cardiovascular health. Complete Nerve(TM) is a comprehensive neurovasular support formula that provides nutrients that have been shown to improve blood and oxygen supply to the brain, potentially improving brain function. This formula provides general nutrition, precursors for the formation of L-dopa and dopamine, support for the generation of neurotransmitters, support of healthy emotional response, increased neuromuscular control and support against oxidative degeneration of central neurons.

      SPECIALTY PRODUCTS

      The Company produces and/or distributes a number of "specialty items" which do not fall into its general product categories. These products include HomoCysteine Metabolism Formula, which provides a good source of folic acid and B vitamins to facilitate the breakdown of homocysteine (a toxic amino acid that can cause vascular disease, playing a role in stroke, myocardial infarction (heart attack), and carotid artery damage among others) back into methionine and other metabolites. Methionine is one of the sulfur-containing amino acids (cysteine and cystine are others) and is important for many bodily functions. Through its supply of sulfur, it helps prevent problems of the skin and nails. It acts as a lipotropic agent to prevent excess fat buildup in the liver and the body, is helpful in relieving or preventing fatigue, and may be useful in some cases of allergy because it reduces histamine release. It also may help lower an elevated serum copper level. Methionine is of concern mainly because it is the limiting, or the least abundant, amino acid in most foods.

      The Company produces and distributes Mastica, an encapsulated product which contains Mastic gum, a resinous exudate obtained from the stem and the main leaves of the Pistacia Lentiscus tree indigenous to the Mediterranean (most notably the Greek Island of Chios). The gum has been reported in the New England Journal of Medicine to be effective against several strains of Helicobacter pylori. Mastica has become one of our most popular products and we are aware of only one other distributor in the United States.

      Another of our specialty products is Earth Dragon, an herbal combination product developed by Dr. Ba Hoang and his family of three generations of Vietnamese doctors. The product includes dried earthworms (Earth Dragons), which are used traditionally in the Vietnamese diet to aid human digestive system. Recent studies by Professor Joel Weinstock, University of Iowa, support the theory that certain microorganisms may play a key role in modulating intestinal immunity. Weinstock believes that ingesting a very specific species of parasitic worm may be highly effective in the treatment of inflammatory bowel diseases such as ulcerative colitis and Crohn's disease, which are believed to be caused by an overactive immune response to normal intestinal bacteria. Earth Dragon is a proprietary product of Dr. Hoang and is unique to the Company.

      The Company produces a hypoallergenic product using germanium, which is a semimetallic element in the same family as carbon, silicon, tin and lead. Germanium sesquioxide may be used in the treatment of anemia, a blood condition involving an abnormal oxygen carrying potential. NutriCology was the first company in the United States to introduce germanium sesquioxide. We currently produce germanium in both powder and capsule form.

      One of our specialty products is Laktoferrin(TM), which consists of a bovine colostrum derived immuno enhancer called lactoferrin, which is used as a food supplement. Colostrum is the first milk, obtained during the first two days of milk after birth of the calves. Lactoferrin is one of the body's own immunodefensive proteins and is found in small quantities in most body fluids such as saliva, tears, nasal secretions, intestinal fluids and, in much greater quantities, in human colostrum. Besides food supplements, other potential applications of Laktoferrin(TM) include use as an antibacterial agent in personal hygiene products and use as an iron supplement. The Company obtains lactoferrin from New Zealand grain fed cattle. We produce two forms of Laktoferrin(TM), one with 250 mg of Colostrum.

      The Company recently obtained exclusive U.S. distribution rights for Eurocel, a product made from Korean and Chinese herbs that have been used historically in Oriental medicine. Testing done on Eurocel indicates positive results in patients with Hepatitis C, indicating a significant decrease in viral titers. Since Eurocel is only a recent addition to our product line, we cannot yet predict what percentage of sales it will represent.

      Other "specialty products" include three hypoallergenic products known as NAC (N-Acetyl-L-Cysteine), an antioxidant closely related to L-cysteine but more stable, Saw Palmetto Complex, which provides the highest quality standardized Saw Palmetto extract available, together with other active nutrients that complement its action, and Super Immuno Complex(TM), a daily high-potency nutritional supplement package designed to boost the body's immunity system. NAC, when taken orally, will raise blood and tissue cysteine levels. Cysteine is important for homeostasis, being a key antioxidant, a glutathione pre-cursor and a natural source of sulfur for metabolism. Saw Palmetto extract is a lipophilic extract of saw palmetto berries, which act as an anti-inflammatory in the treatment of benign prostate enlargement. Super Immuno Complex(TM) consists of a combination of capsules of the Company's other immunodefensive-related products, including Buffered Vitamin C.


INDUSTRY OVERVIEW

      According to Packaged Facts, an independent research firm, the retail market for vitamins, minerals and other supplements (excluding sports nutrition, food bars and diet products; the "VMS Products") grew, through 1998, at a compound annual rate of 15.4% from $5.0 billion in 1994 to $8.9 billion in 1998. A large portion of this growth is attributable to an increase in sales of supplements (primarily herbal products), which grew from $1.3 billion in 1994 to $3.9 billion in 1998. Growth in this category was fueled by the widespread publicity surrounding such herbs as echinacea, garlic, ginseng, gingko, Saw Palmetto and St. John's Wort.

      Despite growth through 1998, industry sources indicate that the growth rate in the nutritional supplement industry slowed significantly in 1999. We believe this slowdown is partially due to a decline in sales at the retail level of St. John's Wort and other herbal products that were in greater demand in the first half of 1998, largely as a result of media attention, and to a more generalized industry-wide slowing of growth across most product categories. We believe that, as a result, orders to manufacturers and suppliers were reduced in 1999.

      We believe the historical industry growth through 1998 was caused by several factors, including; (i) favorable demographic trends towards older Americans, who are more likely to consume nutritional supplements; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) the nationwide trend toward preventive medicine in response to rising health care costs; (iv) increased consumer interest in alternative health and herb-related supplements; and (v) the heightened understanding and awareness of healthier lifestyles and the connection between diet and health. Moreover, although the industry has grown dramatically in recent years, there is still a large untapped domestic market as only an estimated 56% of Americans currently consume vitamins, herbs and nutritional supplements on a regular basis.

      Vitamins and nutritional supplements are sold through several channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), direct sales channels (including network marketing and catalog distribution), and e-commerce via the Internet. According to Packaged Facts, in 1998 the mass market channel accounted for approximately 49% of the sales of vitamin, mineral and supplement products, health and natural food stores accounted for approximately 39% of sales and direct selling, mail order and the Internet accounted for approximately 12% of sales.

      Over the past several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Many studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of conditions, including cancer, heart disease, stroke, arthritis, osteoporosis, mental fatigue, depression, declining immune function, macular degeneration, memory loss and neural tube birth defects. Reports have indicated that the United States government and universities have generally increased sponsorship of research relating to vitamins and nutritional supplements. In addition, Congress has established the Office of Alternative Medicine in the National Institutes of Health to foster research into alternative medical treatments which may include natural remedies and has also directed the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

      We expect that the aging of the United States population, together with a corresponding increased focus on preventative health measures, should result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. Based on information supplied by Packaged Facts indicating that approximately 56% of Americans consumed vitamins and nutritional supplements on a regular basis in 1998, we believe that there is a large untapped domestic market for vitamins and nutritional supplements.

      While the retail channel of distribution for vitamins and nutritional supplements has been consolidating, there has not yet been any significant consolidation among the companies that manufacture and sell these products. The vitamin and nutritional supplement industry remains fragmented, and we believe that no company controls a significant share of the market.

      Our work with Dr. Ba Hoang, one of our Medical Advisors, has lead to research into a number of herbal products that we plan to sell as supplements and which may also be developed into strict pharmaceutical products with patent protection. We have already submitted two patent applications, one for the treatment of asthma and another for the treatment of ITP, idiopathic thrombocytopenia, which is a common bleeding disease. We have recently completed an option agreement to license these products to Phytopharm plc, a UK based pharmaceutical company. This company is a public pharmaceutical company that specializes in developing botanicals for drug use. They work with inventors, and move research ideas into full scale research.

COMPETITION

      Strong interest in nutritional supplements has resulted in a large number of competitors in the marketplace. The market has many growth companies with strong marketing and sales abilities, quality products and sound management. According to the trade magazine Whole Foods, health food store sales throughout the nation grew in revenues from $9 billion to $17 billion in 1998. Nutritional supplements represent approximately 25% of those revenues according to Whole Foods. Vitamins and nutritional supplements are sold primarily through the following channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing, catalog and Internet distribution).

A few of our competitors are listed below:

      THORNE RESEARCH. Thorne manufactures products similar to those of the Company, in approximately the same price range, and markets its products only to health care professionals. In fact, in marketing to professionals, Thorne is probably our biggest competitor. However, Thorne tends to cater to Naturopathic Doctors, while the Company markets to a broader range of professionals in the medical field. In addition, our products are more generally available than those of Thorne since they can be purchased directly or in stores.

      METAGENICS, INC. We have a broad spectrum of medical professionals who buy our products, including, but not limited to, Chiropractors, medical doctors, naturopathic doctors, osteopathic doctors, registered nurses, nurse practitioners, oriental medical doctors, licensed acupuncturists, nutritional counselors, dentists, and doctors of veterinary medicine. Metagenics primarily targets Chiropractors, and, as a result, the two companies have different market focuses, as ARG does not concentrate on courting chiropractors.

      DOUGLAS LABS. This company manufactures some products which are similar to ours and does a lot of private labeling for members of the health care profession. Although we feel that our products are as good or better than those of Douglas, we are not yet equipped to compete with their products in the private labeling market.

      JARROW FORMULAS. Jarrow manufactures high quality products which are marketed in the retail market. We believe their products are of a higher quality than those of either TwinLab or KAL, and their products are generally priced a little lower than ours. The retail market for Jarrow products seems to be growing; while most of our sales are from the professional market.

      TWINLAB. This is a mass market-focused company, whereas Scottsdale Scientific concentrates on sales to medical professionals. The Company has plans to enter the mass market in the next few years, but believes that scientifically-based products such as the Company's will be sought after. There will be some overlap with the TwinLab customer base at this time, but it is not expected to adversely impact our current revenue stream.

      NATURE'S WAY. This company focuses on the private label business segment, not on sales to medical professionals. We plan to increase our focus on the private label segment. We received a favorable response to our products in the EU marketplace at the European Private Label Exhibit. As the private label customer looks to add products into its line, we believe scientifically-based products will be sought-after. There will be some overlap with Nature's Way customer-base, but this is not expected to adversely impact our current revenue stream.

      KAL. This company produces herbal products. Currently we do not carry many herbal products and do not view KAL as a direct competitor. Should we begin producing and marketing herbal products as a result of our research and on nutraceuticals, there is a chance that we will be in direct competition with products produced by KAL.

      SOLGAR VITAMIN AND HERB COMPANY. Solgar (acquired by American Home Products, Inc. during 1998) has made in-roads into the international marketplace, which is an arena management feels will be a viable growth avenue for the Company. While competition with Solgar may cause some overlap, it will not adversely impact our current revenue stream.

      REXALL SUNDOWN, INC. develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products through sales to retailers, direct sales through independent distributors and mail order. It offers a line of approximately 800 products, including vitamins in both multivitamin and single-entity formulas, minerals, herbals, weight management products, homeopathic remedies, sports nutrition products and personal care products, and is in direct competition with some of the our vitamin and nutritional supplement products.

      WEIDER NUTRITION INTERNATIONAL, INC. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. It offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. Its portfolio of recognized brands, including Schiff, Weider Sports Nutrition, MetaForm and American Body Building, are primarily marketed in four principal categories, sports nutrition, vitamins, minerals and herbs, weight management and healthy snacks. Weider carries a broader range of products than the Company, a few of which are in direct competition with some of our products. However, although we use mass marketing, Weider appears to focus its marketing efforts on the sports sector.

      PURE ENCAPSULATIONS, manufactures a line of hypo-allergenic nutritional supplements (vitamins, minerals, standardized herbal extracts, amino acids, protein powders, and other nutrients), which are marked directly to individuals in the health care industry. Some of these products are similar to ours, and we will experience competition from Pure Encapsulations to varying degrees.

      Some of the companies listed above, and many other corporations in the health and nutritional supplement business, are better funded and possess superior managerial and marketing resources. We plan to compete primarily on the basis of superior service and differentiate the Company by marketing its high quality products directly to professionals, allowing a greater percentage of products to be distributed under private labeling and producing products which address needs that have not been met by our competitors' products.

      The Company is also expanding into the field of research on pharmaceuticals and nutraceuticals. While we hope that this research will lead to discovery of new uses for herbs which may be incorporated into our existing products or used to develop new products, we will also market our research results to pharmaceutical companies for further research and clinical trials. It is our intention to obtain patents for our research, and to sell these patents to interested pharmaceutical companies. Due to the limited nature of our activities in the field of pharmaceutical and nutraceutical research - the Company will not perform clinical trials - the identity and nature of our competitors is uncertain. However, we anticipate competition from pharmaceutical companies conducting internal research on new products as well as outside research groups, such as ClinTrials, that are hired by pharmaceutical companies to conduct research on their behalf. In addition, products produced under patents to which the Phytopharm option applies will experience competition from alternative or similar products produced by Phytopharm's competitors.

MARKET STRATEGIES

      ARG has divided sales into multiple market channels:

            o Professional accounts - Physicians, nutritionists, chiropractors and health care professionals. (38%)

            o Retail accounts - Sales to consumers either directly or through distributors (45%)

            o     Wholesale accounts - Primarily healthfood stores (8%)

      The Company markets its products under both broadline brands for NutriCology, Inc. and Allergy Research Group, and private labeling. Broadline brands offer a complete range of products under one brand name, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. Private label products which are usually marketed under the retailer's store brand name also offer a wide product assortment, albeit typically somewhat narrower in scope than broadline brands, including national brand equivalent formulas positioned as lower-priced "compare and save" products. We currently provide private labeling to a number of our physician accounts.

      Currently, the Company markets its products through the use of trade shows, direct marketing to physicians, nutritionists, chiropractors and health care professionals, contractual arrangements with distributors (who market the products themselves), advertising in trade magazines, radio shows in which Dr. Levine participates, direct sales to health food stores and pharmacies, and direct catalog sales to consumers. The Company's direct sales marketing team currently consists of two primary and one part-time sales representative. The Company is in the process of expanding its in-house marketing team and intends to add two additional sales representatives in 2001.

REGULATION

      The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements in the United States.

      On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This new law revises the provisions of the Federal Food, Drug and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in our judgment, is favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The DSHEA also invalidates the FDA's prior enforcement theory that dietary supplements are food additives requiring pre-market approval.

      Products marketed by the Company are classified as dietary supplements under the FFDC Act. Advertising and label claims for dietary supplements have been regulated by state and federal authorities under a number of disparate regulatory schemes. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA or FTC regulations or decisions will not restrict the permissible scope of such claims.

      Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only a limited number of health claims for dietary supplements. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post- use notification to the FDA, are met. Such statements, commonly referred to as "structure function" claims, may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g. "promotes your cardiovascular health").

      On November 18, 1998, the FTC published "Dietary Supplements: An Advertising Guide for Industry," a guide describing FTC policy governing dietary supplement advertising. The guide provides additional explanation but does not substantively change the FTC's policy requiring that product claims be truthful and supported by adequate substantiation as to the truthfulness of the claim.

      Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

      We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

      Because the Company does not intend to manufacture pharmaceuticals and nutraceutical products itself, but will only conduct literature work and patent applications for potential products, we do not anticipate application of regulations governing its activities in those fields. With respect to the manufacture of our vitamin and nutritional supplement products, our outside vendors are required to manufacture our products in accordance with all applicable governmental regulations, including Current Good Manufacturing Practices of the FDA.

EMPLOYEES

      As of the date of this report, the Company, together with NutriCology, employs approximately 46 full-time and 4 part-time employees. We expect to hire other personnel, including sales representatives and corporate officers, as necessary for sales and marketing and administration. The Company does not have any collective bargaining agreements with its employees and we believe its employee relations are good.

INTELLECTUAL PROPERTY

      The Company's trademarks are valuable assets which are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has approximately seven (7) trademark registrations with the United States Patent and Trademark Office with others in the application process, including one for OcuDyne. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, the Company has obtained no patents for its vitamin and nutritional supplement products.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's main administrative office and warehouse, located in Hayward, California, is under a five year lease which commenced June 1, 1998. The lease contains a provision allowing for an increase in rent of 5% per annum. The property consists of approximately 25,440 square feet of office and warehouse space, of which approximately 5,500 square feet is office space and 19,940 square feet consists of warehouse space. The Company previously maintained a second warehouse for warehousing and packaging purposes, which was sublet during the period ended December 31, 2000, for $8,320 per month. During fiscal years ended 2000 and 1999, the Company paid rent on its facilities of $331,152 and $312,036, respectively. For the period ended December 31, 2000, the Company has paid total rent of $331,152 on both facilities, offset by sublease income of $99,840 for a total rent expense of $231,312.

ITEM 3. LEGAL PROCEEDINGS

      In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has fully indemnified NutriCology and Dr. Levine from any wrong-doing. NutriSupplies did not specify an amount of relief sought in its suit but has alleged damages in excess of $1,000,000 in separate communications. Dr. Gonzales has liability coverage of $1,000,000 for this dispute. A motion for summary judgment granted in favor of NutriCology is currently being appealed by the plaintiffs in this action. We anticipate that the Company's potential exposure, if any, will consist primarily of legal costs and will not exceed $200,000.

      On March 25, 1999, a complaint was filed against NutriCology by East Park Research, a Nevada corporation, in the District Court of Clark County, Nevada, alleging breach of contract for failure to pay amounts due. NutriCology had been granted an exclusive license to distribute one of East Park's products, Eden Extract(TM), in January 1996. However, NutriCology revoked the license agreement in May 1996, when the product delivered to NutriCology was found to be of a lower grade than that promised under the license agreement. The product was rejected as nonconforming. However, Eastpark did not cure the defect or replace the nonconforming product. The complaint filed by East Park alleges that NutriCology has an outstanding balance of $37,000 due to East Park for the product and requests recovery of that amount plus interest. The matter was sent to non-binding arbitration under Nevada law, and the arbitrator ruled in favor of NutriCology. However, East Park has since filed a motion for trial de novo and that matter has been reopened in the Nevada court. The parties are currently in the discovery process of the litigation. Management believes that, as with the arbitration, it will ultimately prevail; however, there can be no assurance that the matter will be determined in the Company's favor and the Company may, in addition to its legal costs in defending the action, be required to make payment to East Park.

      On June 29, 2000, a complaint was filed against ARG and its former director, Arnold Takemoto, in Superior Court of the State of Arizona, County of Maricopa, by Joseph Breslin, one of the Company's shareholders. The Complaint arises out of alleged misrepresentations of Arnold Takemoto in connection with the sale of Common Stock to Mr. Breslin in 1998, and alleges causes of action for securities fraud, breach of fiduciary duty, misrepresentation and unjust enrichment. Mr. Breslin's complaint requests damages in the full amount of his investment ($149,000) plus interest, fees and costs. The complaint also requests punitive damages to be shown at trial. We feel that these claims are unfounded and have filed a general denial of the allegations contained in the Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's annual shareholders' meeting held December 18, 2000, shareholders voted to change the name of the Company from Scottsdale Scientific, Inc. to Allergy Research Group, Inc., on the election of directors, and to ratify Board approval of the Company's auditors for purposes of auditing the Company's financial statements for the fiscal year ended December 31, 2000. The name change became effective March 1, 2001, and the Company's trading symbol was changed from "STDS" to "ALRG."

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock was been traded on the Over-the-Counter Bulletin Board from December 1997 until April 19, 2000 under the symbol "ALRG," when the Common Stock was removed to the Pink Sheets pending SEC approval of the Company's Form 10-SB Registration and application for relisting pursuant to the NASD Eligibility Rule. The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board and the Pink Sheets for each quarter of fiscal year end December 31, 2000 as reported by Tradeline and Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     QUARTER ENDING     QUARTERLY HIGH          QUARTERLY LOW
     --------------     --------------          -------------
     3/31/2000          15/32     $0.47         13/64    $0.20
     6/30/2000          1/8       $0.125        1/8      $0.125
     9/29/2000          19/64     $0.30         7/64     $0.11
     12/29/2000         11/64     $0.171875     1/16     $0.0625
     3/5/2000*          3/16      $0.1875       1/16     $0.0625

*Reflects partial period.

HOLDERS

      As of March 1, 2001, there were approximately 108 holders of record of the Company's common stock. The Board of Directors believe that the number of beneficial owners substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      The Company has never paid a cash dividend on its Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors which affect its business included in this section and elsewhere in this report.

RESULTS OF OPERATIONS

      Please refer to the financial statements, which are a part of this report for further information regarding the results of operations of the Company.

      FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

      During the fiscal year ended December 31, 2000, the Company had net sales of $11,786,512, representing a decrease of $1,418,981 from net sales of $13,205,493 during fiscal year ended December 31, 1999, primarily attributable to decreased sales to our professionals, such as doctors. Cost of sales decreased $1,591,775 or to $6,942,061 for the year ended December 31, 2000, compared to $8,533,836 for the year ended December 31, 1999. Gross profit margins increased approximately 6%, approximating 41% for 2000. Typically, the Company anticipates gross margins to approximate 45 to 50%. The Company has been successful over the past couple of years in increasing the gross profit margin percentages. During the period ended December 31, 2000, the Company experienced a net income of $264,976, as compared to a net loss of $(1,795,225) for the period ended December 31, 1999. The increase is primarily due to a reduction in selling and general and administrative expenses, including salaries, from $5,350,071 in 1999 to $3,763,734 in 2000.

      Operating expenses decreased by approximately $1,823,375 or 29% to $4,505,276 for the year ended December 31, 2000 from $6,328,651 for the year ended December 31, 1999, primarily attributable to an approximate decrease of $1,035,000 in payroll and related costs resulting from the departure of several members of management and the closing of the Scottsdale, Arizona marketing office. As a result of changes in management and the closing of its Scottsdale, Arizona office, the Company has been successful in reducing its selling expenses, including advertising, printing and promotion costs, and conventions by approximately $402,000.

      Total expenses paid for outside consultants for the year ended December 31, 2000 decreased approximately $223,000 from 1999. Fees for outside consultants were higher in 1999 primarily due to an accounting software conversion. The decrease is also partly attributable to a reduction in unnecessary expenses following Dr. Levine's resumption as Chief Executive Officer. Legal fees increased $167,000 for the period ended December 31, 2000 from the same period ended December 31, 1999. The legal fees for the period included both the preparation and filing of the Company's Form 10-SB Registration Statement this registration statement and fees incurred in the normal course of our business, including employment and vendor matters. The Company has centralized its operations to its corporate headquarters by closing down offsite locations, thereby reducing total occupancy costs by approximately $116,000 which was offset by subletting a portion of its warehouse space at $8,320 per month, or $99,840 of income per year. Research and development expenses reduced by $53,000, as the Company's Chief Executive Officer, Stephen Levine, returned to that position and resumed management of the Company in January 2000. The Company obtained directors and officers liability insurance during 2000, which contributed to an additional $67,000 in operating expense. This insurance policy will not be renewed upon its expiration on April 7, 2001. The Company is actively seeking a replacement policy. In the event a replacement policy cannot be timely obtained, the Company may have difficulty attracting new management and/or directors.

      Interest expense increased approximately $90,000 for the year ended December 31, 2000, as compared to December 31, 1999 as a result of the Company's outstanding line of credit balance during most of 2000, and the above market interest rate the Company is paying for that line of credit. The line of credit was used to finance its accounts receivable and inventory. The Company is currently pursuing alternative sources of funding at more favorable rates.

      As of December 31, 2000, the Company recorded a deferred tax asset of $123,550 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2000, the Company had approximately $2,900,000 and $2,600,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2018.

LIQUIDITY AND CAPITAL RESOURCES

      FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

      At December 31, 2000, the Company had a positive working capital of $315,280, compared to a negative working capital at December 31, 1999 of $86,217. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses, and as evidenced by a decrease in outstanding accounts payable to $848,187 at December 31, 2000 from $1,296,755 at December 31, 1999. The Company continues to finance its inventory and accounts receivable under a line of credit and through its income from operations. The line of credit outstanding at December 31, 2000 was $980,477 versus $608,005 at December 31, 1999.

      Net cash flow used in operating activities was $134,100 for the year ended December 31, 2000, resulting primarily from a decrease in accounts payable and accrued liabilities of $535,019, offset by an increase in accounts receivable of $168,264 and depreciation and amortization of $224,316. Net cash flow used in operating activities for the year ended December 31, 1999 was $33,745, primarily resulting from a decrease in inventory of $2,473,183, a decrease in income tax deposits of $220,195, and a decrease in accounts payable and accrued liabilities of $1,413,401. During 1999, the Company decreased its inventory levels to approximately one-third of the 1998 levels to curtail its warehousing and inventory costs, which contributed to the significant decrease in accounts payable of $1,413,401 from 1998 to 1999.

      Net cash flow used in investing activities was $36,752 for the year ended December 31, 2000, primarily used to purchase fixed assets of $63,383 and offset by repayments on officer loans of $28,892. Net cash flows used in investing activities was $194,480 for the year ended December 31, 1999, which was primarily used to purchase the equipment necessary to increase its manufacturing and distribution capacity.

      Net cash flow provided by financing activities was $304,144 for the year ended December 31, 2000, representing advances drawn on the line of credit of $372,472 and repayments under capital lease obligations of $68,328. Net cash flows provided by financing activities was $58,575 for the year ended December 31, 1999, representing cash proceeds from the exercise of warrants totaling $37,500, capital contributions of $17,500, advances under the line of credit of $75,000 and repayments under capital lease obligations of $71,425.

PLAN OF OPERATION

      During the next twelve months, the Company will continue to work with Dr. Hoang on his proprietary herbal formulas and patent applications with a view to developing additional research which can be marketed to the pharmaceutical and nutraceutical industries under agreements similar to that with Phytopharm. In addition, should Phytopharm exercise its option, the Company and Dr. Hoang will continue to work with Phytopharm to develop new products based on the existing patent applications.

      In addition to our work in the pharmaceutical and nutraceutical fields of research, we will continue to add new products to our existing product line. Since fiscal year end, the Company has added four new products to its existing product line, including Imm-Kine (a bacterial cell-wall immunostimulant used for immune depression), C-Statin (a product designed to block new blood vessel growth), Lutein (a product designed to promote eye health), and Glucosol (a blood sugar regulating formula).

      Management believes that the Company has good relations with all of its current manufacturers and suppliers. During 2000, we experienced a concentration of approximately 47% of our manufacturing with three separate vendors. The Company does not currently have written contracts with any of its manufacturers, but relies on long term personal and professional relationships with its three largest vendors - Horizon Laboratories (26%), M&L Pharmaceuticals (13%), and Softgel Technologies (8%). However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products.

      The Company's future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include the Company's ability to operate profitably, its ability to recruit and train management and personnel, and its ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. Management believes that, given its positive working capital position, the Company can satisfy its cash requirements over the next twelve months from operations if it continues to operate at a profit. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its $1,200,000 line of credit with Aerofund Financial, Inc. ("Aerofund"). In addition, the Company has available net operating loss carryforwards of approximately $2,900,000 to offset future taxable income, and continued repayment of notes are expected to act as contributing factors to the Company's profitability.

      The Aerofund line of credit provides for maximum financing of $1,200,000, bearing interest at prime plus three percent (3%), computed on a monthly basis. As of December 2000, the interest rate on the line of credit was 12.5% per annum. The Company has been making monthly interest payments on the balance. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of its agreement with Aerofund it could have material adverse impact on the Company's business and financial position. Management is currently seeking financing on better terms from other financial institutions.

RECENT ACCOUNTING PRONOUNCEMENTS

      Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of SFAS No. 133" and SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is not expected to have a material impact on the Company's financial statements.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. SAB 101 has not had a material impact on the Company's financial statements.

RECENT DEVELOPMENTS

      On April 20, 2000, the Company's common stock became ineligible for listing on the Nasdaq Over-The-Counter Bulletin Board under NASD Eligibility Rule 6530. The Company is currently traded on the pink sheets under the symbol "ALRG", and hopes to re-establish its stock on the OTCBB upon clearance of the Company's Form 10-SB Registration Statement by the U.S. Securities and Exchange Commission. Once the registration statement has cleared comments, the Company's stock will be eligible for re-listing on the OTCBB upon acceptance by Nasdaq of the application of one of the Company's market makers for such a listing.

      During its fourth quarter of fiscal year ended December 31, 2000, the Company hired a controller. Since year end, the Company has also hired three new salespersons and a person to operate its management information system. The Company may continue to seek the advice of outside management consultants on an "as-needed" basis during the next twelve months. The Company continues to seek out business and industry savvy individuals willing to serve on the Company's Board of Directors, who can advise management on its growth strategy. Although directors are not currently compensated, the Company may be required to offer some form of compensation to attract new directors. It is not anticipated that compensation of directors will have a material impact on the Company's cost of operations however, since director compensation would most likely take the form of equity compensation and/or attendance fees. If personnel are added or transitioned into management positions, the Company will experience an increase in payroll and related costs, and/or, if the services of outside consultants are utilized, an increase in costs due to consulting fees.

      Effective March 1, 2001, the Company changed its name from "Scottsdale Scientific, Inc." to "Allergy Research Group, Inc." pursuant to a vote of its shareholders at its annual meeting held December 18, 2000. As a result of the name change, the Company's trading symbol has been changed from "STDS" to "ALRG" effective March 8, 2001, and a new CUSIP has been assigned to the Company's common stock.

ITEM 7. FINANCIAL STATEMENTS

      Please see the Company's audited financial statements for the period ended December 31, 2000, as compared to the period ended December 31, 1999 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      During its last fiscal year and as of the date of this Registration Statement, the Company has had no changes in or disagreements with its principal independent accountant regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor has the Company's principal accounting firm resigned or declined to stand for re-election.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The management and directors of the Company's business activities are under the control of its Board of Directors. Its Chief Executive Officer, Stephen Levine, Ph.D., manages the Company's daily operations. The Company currently has three directors. Below are the executive officers and directors of the Company.

NAME                               POSITION HELD(1)
----                               -------------
Stephen Levine, Ph.D.              Chief Executive Officer, President, and
30806 Santana Street               Chairman of the Board
Hayward, California 94544

Susan Levine                       Chief Promotions Officer, Secretary, Director
30806 Santana Street
Hayward, California 94544

Ed Kane (1)                        Director
45 Reese Road
Millville, NJ 08332

(1) Mr. Kane acts as an independent director for the Company.

      The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

      STEPHEN LEVINE, PH.D. (50) has served as the Company's Chief Executive Officer from December 1997 to January 1999 and recommenced service to the Company in that capacity in January 2000, upon resignation of Marianne Sum. Dr. Levine has been Chairman of the Board and a Director of the Company since December 1997. In January 2001, Levine was appointed Chief Financial Officer of the Company. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology/Allergy Research Group and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. He now serves as Chairman of the Board of Directors, as well as being employed as Director of Research. Dr. Levine is the author of AntiOxidant Adaption, Its Role in Free Radical Pathology. Dr. Levine is the husband of Susan Levine, who acts as Vice President of Convention Sales of the Company.

      SUSAN LEVINE (46) has served as the Secretary and Chief Promotions Officer and Director to the Company since December 1997. Mrs. Levine resigned her board membership temporarily between January 1999 and January 2000. In addition, Susan Levine acts as the Company's Public Relations and Conventions and Travel Specialist. Since 1980, Mrs. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of NutriCology. Prior to working for the Company, Mrs. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

      ED KANE (74) was appointed to the Company's Board of Directors on November 8, 2000. From 1955 to present, Mr. Kane has acted as the sole owner and chief executive officer of Kane Steel, a company that has current gross sales of $25 million and over 120 employees. Mr. Kane also started K-TRON International ("KTII") in 1964. KTII was the first to digitize weigh feeding, which is a system used to continuously weigh and feed material for the process industries. KTII is listed on the over-the-counter market and is a $120 million company today, with plants in Switzerland and the United States. In addition, Mr. Kane started K-FLOW International ("KFI") in 1980 to manufacture a patented mass flow meter. KFI was merged into the instrument division of the Swiss firm Asea Braun Bavari in 1991. Expanding into the health field ten years ago, Mr. Kane and his wife Patricia, a Ph.D., founded BodyBio Corporation, a specialized laboratory analysis service utilized by physicians worldwide in interpreting blood test results. Mr. Kane is currently the chief executive officer of BodyBio Corporation. Mr. Kane has been a student of science and medicine for most of his adult life, and holds a degree from the Temple University. Mr. Kane's particular focus has been on fatty acid metabolism. He has been a visiting professor at the Wharton School of Business in Philadelphia and instructs physicians in a biomedical course on lipid metabolism five times yearly. Mr. Kane holds several U.S. patents on steel structures, instrumentation and biochemistry. The city of Millville, New Jersey recently recognized Mr. Kane as one of the three leading industrialists of the last half century.

KEY EMPLOYEES

      CLINTON ABBOTT has served as Purchasing Manager of the Company since October 1999. Mr. Abbott has filled various roles for the Company: From July 1999 to September 1999, he acted as Pharmacy Market Development Manager; from September 1998 to July 1999 he acted as Purchasing and Facilities Manager; from April 1997 to September 1998 he acted as Purchasing/Warehouse Manager; and from December 1996 to April 1997, he acted as Purchasing Manager. Mr. Abbott brings 20 years of experience with two of the largest pharmaceutical wholesalers in the U.S., Cardinal Health ($240 million per year in sales) and Bergen Brunswig ($140 million per year), where he held titles of Purchasing, Operation and Distribution Manager. Mr. Abbott holds a B.S. degree in Business Administration from California State University, Sacramento, where he graduated in 1980.

      LUBA VOLOSHKO, PH.D. has served as Director of Quality Control to the Company since 1998. Dr. Voloshko came to Scottsdale Scientific with a Ph.D. in chemistry from the Moscow University of Chemical Technology. Dr. Voloshko was the Chemical Department Chief at the Laboratory of Forensic Science in Riga Latvia for twelve years from 1984 through 1997 before coming to the U.S. Dr. Voloshko keeps abreast of all FDA regulations related to the nutritional supplement industry, conducts random and specific product and material testing, oversees the receipt and release of all raw materials and finished goods, and well as reviewing product labeling for accuracy.

      HORTENSE AMARANTE serves as Customer Service Manager and Accounting Supervisor to the Company. One of the most senior employees at Scottsdale Scientific, Ms. Amarante has been with the Company since 1990 filling many roles, primarily in the accounting department which she now supervises. Ms. Amarante was recently also promoted to Manager of Customer Service. Prior to joining the Company Ms. Amarante worked in the Accounting Department for First Select Visa for five years. Ms. Amarante was educated in Portugal and holds a Bachelors of Arts degree in Education.

      BEVERLY WEAVER, acts as national Sales Manager for the Company since 2000. Ms. Weaver came to work for the Company as its Texas sales representative in 1997, an area that covers Arizona as well. Prior to coming to the Company, Ms. Weaver was the business manager for Rhythm of Life Wellness Center in Mesa Arizona from 1995 to 1997. Ms. Weaver attended the University of Houston for two years and the Pan American College in Edinburgh, Texas for one year. In her current position, she attends trade shows, visits doctors and coordinates efforts of other members of the Company's sales staff.

      DIANE RAILE, CNC, acts as Technical Support Coordinator to the Company. A Certified Nutrition Consultant, Ms. Raile was educated at the Institute for Educational Therapies in Cotati, California. Ms. Raile acts as intermediary between customers and the Scottsdale Scientific research and development department, as well as coordinator of the Company's product library. Prior to joining the Company in 1998, Ms. Raile held teaching positions at IET campuses and Trinity College in San Francisco and maintained a private nutritional practice. Ms. Raile is an accomplished public speaker on the subject of nutrition. She taught at IET from September 1997 to July 1998 and with Trinity from October 1997 to March 1998.

MEDICAL ADVISORY BOARD

      The Company has a Medical Advisory Board, currently consisting of the following members:

      DR. JEFFRY ANDERSON. Dr. Anderson is Medical Advisory Board co-chairman with Dr. Stephen Levine. Dr. Anderson also carries on a Marin County based medical practice. Dr. Anderson consults with Dr. Levine to develop state of the art designer supplements the Company is known for originating. Prior to his consulting work with the Company, Dr. Anderson was in private practice in Marin County for approximately 25 years. He has been working with Dr. Levine for approximately the past ten years, at the same time acting as a consulting physician for other companies. He is best known for his ground-breaking work in the fields of Chronic Fatigue Syndrome and Fibro Mialgia. Dr. Anderson was one of the first Bay Area Physicians to focus on the causes of Chronic Fatigue. His extensive work in immune system dysfunctions make him the perfect choice to help head up Scottsdale Scientific's Medical Advisory Board. Dr. Anderson received his M.D. from the Indiana University School of Medicine in 1969.

      DR. FOUAD I. GHALY, M.D. Dr. Ghaly has been consulting with the Company for approximately two years. He specializes in cardiovascular health, using a preventive medical approach in both his cardiovascular and anti-aging protocols. Dr. Ghaly has appeared on several local television programs focusing on cardiovascular health, as well as lecturing at conferences worldwide, most notably in the Soviet Union in 1992 at the Cardiovascular Institute. Dr. Ghaly has acted as a diplomat for the American Board of Anti-Aging Medicine (June
1999) and for the American Board of Anesthesiology (March 1975). For the past five years, he has been engaged in private practice in Beverly Hills, CA, and acts as President of the Rejuvenation & Longevity Medical Clinic. Dr. Ghaly received his M.D. from the University of Alexandria Medical School in Alexandria, Egypt in 1965, with internships and residencies in Egypt, Canada and Johns Hopkins Hospital in Baltimore, MD.

      DR. BA HOANG. Dr. Hoang has been consulting with the Company since August 1999. He is also a scientific advisor with Get Well International, Inc., and research consultant for the Institute of Transplant Research at the University of California Davis. From 1996 to 1998, Dr. Hoang acted as founder and director of the Research of the Natural Immune Supplements Corp., where he focused on research and development of natural supplements for chronic infectious diseases, chronic viral infections, allergy, asthma, auto-immune diseases and immune suppressed conditions. From 1995 to present, Dr. Hoang has acted as research collaborator of the Biochemistry Department of the Royal Holloway University of London, where he works on the investigation of anti-HIV1 activities and the mode of action of herbal species. He is the co-receiver of the Wellcome Trust Grant. From 1993 to 1996, Dr. Hoang was senior research associate St. Petersburg Pediatric medical Academy, Russia, where he conducted research for the development of a new approach to the diagnosis and treatment of Auto-Immune Thrombocytopenic Purpura Asthma. Dr. Hoang has received the Visa O1 for persons with extraordinary ability in science, and has published several articles in medical journals.

      DR. MICHAEL ROSENBAUM MD. Dr. Rosenbaum has been consulting with Dr. Levine since inception of NutriCology. He is an original member in the Orthomolecular medical Society under Linus Pauling. Dr. Rosenbaum previously held the position of President of the Orthomolecular Medical Society and is an author and lecturer in his field. Dr. Rosenbaum has also been the President of the Huxley Society and a medical director of the Primal Therapy Center. He has had a private practice in environmental medicine, allergy and immunology in both Marin County and Santa Monica since 1977. Dr. Rosenbaum received his M.D. from the Albert Einstein College of Medicine in New York City in 1968. He has authored several books, including "the Natural Way to Energize & Revitalize Your Life" in 1999, and has published a number of articles in medical journals. Currently, Dr. Rosenbaum acts as a member of the review panel for The Healthy Foundation and Vitamins for the Homeless, and as a director for the Orthomolecular Health Medicine Organization.

      DR. DANIEL RUBIN, N.C. Dr. Rubin has been a medical and technical consultant to the Company since 1997, and acted as our national spokesperson during 1999. He is the Director of Clinical Research and Attending Physician at Aidan, Incorporated, an Immunology or Oncology company in Tempe, Arizona, which designs and manufactures state-of-the art immunological products and protocols. He is also the Medical Director for the Being Alive Wellness Center, the medical program of AIDS Project Arizona. He received his N.D. from Southwest College of Naturopathic Medicine, where he also did his residency, in 1997. Dr. Rubin has extensive teaching experience, and has delivered lectures in Asia as well as the United States on Cancer Immunology and HIV Disease.

      The Company's success is substantially dependent upon the efforts of Dr. Stephen Levine. The loss of Dr. Levine, whom we regard as the Company's visionary, could have a material adverse effect on the Company if a suitable replacement were not found. Our future success is likely to depend substantially on its continued ability to attract and retain highly qualified personnel, and the competition for such personnel is intense.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Each of the Company's Directors, executive officers, promoters and control persons has filed his or her initial Form 3 under Section 16(a) of the Securities and Exchange Act of 1934. The Company's Form 10-SB became automatically effective on February 14, 2001. The Forms 3 for the individual officers and directors were therefore due on February 24, 2001. These forms were filed shortly thereafter on March 9, 2001.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

     The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                                               SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                                                                -------------------------- ------------
                                  Annual Compensation                    Awards              Payouts
                          ------------------------------------- -------------------------- ------------
                                                      Other      Restricted
Name and                                              Annual       Stock      Securities                  All Other
Principal                                          Compensation   Award(s)    Underlying      LTIP      Compensation
Position         Year     Salary($)(2) Bonus ($)        ($)          ($)      Options (#)   Payouts ($)      ($)
---------------- -------- ------------ ------------ ----------- ------------ ------------- ------------ ------------
Stephen          1998         167,336                                                                        11,900
Levine, CEO      1999         165,846                                                                        13,543
                 2000         169,083                                                                        19,391

Susan Levine,    1998         113,392                                                                         5,000
Secretary        1999          99,846                                             150,000                     6,643
                 2000          54,988                                                                        18,247

Joseph M.        1998               -                                                                             -
Feller, COO(3)   1999          76,938                                                                        10,913
                 2000          77,987                                                                        15,955

Marianne Sum,    1998         136,350                                                                         8,174
CEO(1)           1999         174,276                                                                         9,824
                 2000           4,800                                                                        58,598

Edward Lau,      1998         126,811                                                                         4,037
COO(4)           1999         150,735                                                                         4,522
                 2000          33,567                                                                        62,524

Samantha         1998               -                                                                             -
Jewett, VP of    1999         100,600                                                                         3,018
Oper. (5)        2000          48,190                                                                         7,271


(1) Marianne Sum resigned her position as Chief Executive Officer and Director of the Company on January 26, 1999, at which time Stephen Levine was reappointed to that position. Compensation paid to Ms. Sum in 2000 includes severance compensation of $57,970.56.
(2) Includes matching funds contributed under the Company's 401(K) Plan, auto allowances and premiums paid on Officer Life Insurance and disability policies.
(3) Joseph M. Feller left the Company in June 2000. The Company currently has no Chief Operating Officer.
(4) Edward Lau resigned his position as Chief Operating Officer/General Manager on February 4, 2000. Figures include severance pay of $55,384.62.
(5)   Samantha Jewett resigned her position with the Company in June 2000.

      During the last fiscal year and as of December 31, 2000, the Company did not grant any stock options to executive officers.

      The following table is intended to provide information as to the number of stock options exercised by each of the executive officers listed above, the value realized upon exercise of such options, and the number and value of any unexercised options still held by such individuals.

                                                                        Number of
                                                                        Securities
                                                                        Underlying            Value of Unexercised
                                                                        Unexercised           In-the-Money
                                                                        Options/SARs at       Options/SARs at FY-
                                                                        FY-End (#)            End ($)
                           Shares Acquired on                           Exercisable/          Exercisable/
Name                       Exercise (#)           Value Realized ($)    Unexercisable         Unexercisable
-------------------------- ---------------------- --------------------- --------------------- ----------------------
Susan Levine                                                                 150,000/0


REMUNERATION PAID TO DIRECTORS

      No remuneration was paid to the Company's directors during its fiscal year ended December 31, 2000.

EMPLOYMENT AGREEMENTS

      The Company does not have a current employment agreement with its Chief Executive Officer.

EMPLOYEE BENEFITS

      1998 INCENTIVE STOCK OPTION PLAN. The Company's Board of Directors and shareholders adopted the 1998 Incentive Stock Option Plan on July 10, 1998 and reserved an aggregate of 1,000,000 shares of Common Stock for grants of stock options under the plan. The purposes of the 1998 Incentive Stock Option Plan are
(a) to attract and retain the best available people for positions of substantial responsibility and (b) to provide additional incentive to the employees of the Company and to promote the success of the Company's business.

      On March 25, 1999, the Board of Directors approved the issuance of options to purchase 100,000 shares of common stock to each of its directors as compensation for services. On January 26, 1999, Mr. Arnold Takemoto and Susan Levine resigned their director positions with the Company, and relinquished their rights to the options issued to them. These options were immediately exercisable at an exercise price of $2.00 per share and expire on December 31, 2003. However, in 1999, the Company issued options to purchase 150,000 shares of common stock to Susan Levine as compensation for her services as an officer of the Company. These options also are immediately exercisable for an exercise price of $2.00 per share. On January 26, 1999, the Company issued options to purchase 100,000 shares of common stock at a per share exercise price of $4.00 to Dr. Pollycove for her services as a director of the Company. These options were canceled pursuant to Dr. Pollycove resignation from the board.

      The 1998 Incentive Stock Option Plan is administered by the Board of Directors, which has the authority to select individuals who are to receive options under the Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the vesting provisions, the option term and the exercise price. The 1998 Incentive Stock Option Plan includes two separate plans: Plan A provides for the granting of options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and Plan B provides for the granting of non-qualified stock options. Each Plan will terminate on July 31, 2003, unless sooner terminated by the Board.

      An option granted under the 1998 Incentive Stock Option Plan expires five
(5) years from the date of grant or, if earlier, on the date of the optionee's termination of employment or service, no more than six (6) months of the optionee's death or disability. Options granted under the 1998 Incentive Stock Option Plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The Board of Directors has authority to grant options under the 1998 Incentive Stock Option Plan to non-officer employees (including outside directors) of the Company and consultants to the Company at an exercise price not greater than the fair market value of the Common Stock on the date of grant.

      In the event of (i) the merger or consolidation of the Company in which it is not the surviving corporation, or pursuant to which shares of Common Stock are converted into cash, securities or other property (other than a merger in which holders of Common Stock immediately before the merger have the same proportionate ownership of the capital stock of the surviving corporation immediately after the merger), (ii) the sale, lease, exchange or other transfer of all or substantially all of the Company's assets (other than a transfer to a majority-owned subsidiary), or (iii) the approval by the holders of Common Stock of any plan or proposal for the Company's liquidation or dissolution (each, "Corporate Transaction"), the Board of Directors will determine whether provision will be made in connection with the Corporate Transactions for assumption of the options under the 1998 Incentive Stock Option Plan or substitution of appropriate new options covering the stock of the successor corporation, or an affiliate of the successor corporation. If the Board of Directors determines that no such assumption or substitution will be made, each outstanding option under the 1998 Incentive Stock Option Plan shall automatically accelerate so that it will become 100% vested and exercisable immediately before the Corporate Transaction, except that acceleration will not occur if, in the opinion of the Company's accountants, it would render unavailable "pooling of interest" accounting for the Corporate Transaction.

      RULE 401(k) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain limitations, and the Company will match 50 percent of an employee's contribution. The Company will not match before tax contribution amounts in excess of 6% of the employee's compensation. Total provisions with respect to these plans approximated $35,000 and $28,000 for the years ended December 31, 1999 and 2000 respectively.

      CAFETERIA PLAN. In May 1999, the Company adopted the NutriCology, Inc., ARG Cafeteria Plan pursuant to section 125 of the Internal Revenue Code ("Cafeteria Plan"), retroactive to January 1999. Eligible employees may contribute a portion of their upcoming pay to special funds or accounts to pay for certain benefits under the Cafeteria Plan, including health care reimbursement, day-care assistance and insurance premiums on health care insurance programs. Ordinarily, these expenses would be paid with out-of-pocket, taxable dollars. Under the Cafeteria Plan, the amounts contributed are not subject to Federal income or Social Security taxes. Employees may submit requests for reimbursement of these expenses to the administrator of the Cafeteria Plan, benefitStreet.com, at any time during a plan year. At the end of each plan year, any unspent monies will be forfeited by the employees unless requests for reimbursement are made no later than 60 days after the end of the year. The Company will automatically contribute enough of the employee's compensation to pay for insurance coverage provided under its health plan; however, it is up to the employee to determine the amount of any additional contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2000 concerning the beneficial ownership of the Company's common stock by (i) each director, (ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and (iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

------------------------------ ----------------------------------- ---------------------------- --------------------
                                 Name and Address of                  Amount and Nature of
Title of Class                    Beneficial Owner                    Beneficial Ownership       Percent of Class
------------------------------ ----------------------------------- ---------------------------- --------------------
$.001 par value common stock   Stephen Levine, Ph.D.                            9,800,000(3)         66%(1)
                               30806 Santana Street
                               Hayward, California 94544

$.001 par value common stock   Officers and Directors as a group                9,800,000            65%(2)


(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person.
(2)   Percentages are based on 15,055,355 shares outstanding on March 1, 2001.
(3) Represents shares held jointly with the Company's Secretary, Susan Levine, as community property. Percentage calculation includes currently vested options held by Susan Levine.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Stephen Levine, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Secretary, are husband and wife.

      In September 19, 1997, NutriCology invested $20,000 in Carbon Based Corp., a company started by the Company's independent director, Ed Kane. The Company has written off the total amount of the investment as of December 31, 2000.

      Stephen and Susan Levine loaned NutriCology approximately $286,000 prior to its reverse acquisition by the Company in 1998. The loan has been offset and exceeded by advances made to the Levines during the past three fiscal year, seventy-three percent (73%) of which were made prior to the reverse acquisition. Each advance has been made as a non-interest bearing, due on demand loan on the books of the Company. Interest has been accrued on these loans in the amount of $10,969 for the year ended December 31, 2000 (8% per annum). The Company's audited financial statements indicate that as of December 31, 2000 and 1999, the amounts due from Dr. Levine were $148,079 (including accrued interest) and $166,002, respectively.

      In 1999 Dr. Levine stepped down from his CEO position to focus on the development of new products. He and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. The company was initially funded by Scottsdale, with the intention that it would eventually carry itself with its own product line. In return for the initial funding, Scottsdale was given the first right of refusal on any products developed through IBM.

      Dr. Levine and the Company also utilize the IBM staff for marketing purposes related to Scottsdale products, including informative letters from Dr. Levine to the professional accounts on new research and products, almost exclusively Allergy Research Group products.

      IBM currently sells one herbal product, Liver Calm. As of December 2000, the operations of IBM have been scaled down considerably to limit overhead, while sales of Liver Calm grow steadily.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

ITEM                                                                    EXH. NO.
-----                                                                   --------

Registrant's Articles of Incorporation*                                      3.1
Registrant's Articles of Amendment to Articles
  of Incorporation dated January 15, 1998*                                   3.2
Registrant's Bylaws*                                                         3.3
Form of Common Stock Certificate*                                            4.1
Form of Non-Qualified Stock Option*                                          4.2
Form of Incentive Stock Option*                                              4.3
Form of Common Stock Purchase Warrant*                                       4.4
1998 Stock Option Plan*                                                      4.5
License Agreement between Registrant and Jim Cassidy dated March 21, 2000* 10.1 Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*# 10.2 Loan and Security Agreement between Registrant and Aerofund Financial,
  Inc.*                                                                     10.3
Consent of Auditors                                                         23.1
Haight-Ashbury Free Medical Clinic Design Research Survey*                  99.1

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-27227).

# Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and separately filed such exhibit with the Commission in conjunction with the filing of its registration statement of Form 10-SB.

(b)   Form 8-K Reports

      One report on Form 8-K has been filed by the Company since fiscal year ended December 31, 2000. This report, dated March 8, 2001, was filed for the purpose of reporting that the Company had changed its name from Scottsdale Scientific, Inc. to Allergy Research Group, Inc., effective March 1, 2001. The report further disclosed that the Company's trading symbol had been changed from "STDS" to "ALRG" effective March 8, 2001.

INDEX TO FINANCIAL STATEMENTS


                                    CONTENTS

Independent Auditors' Report.................................................F-1

Consolidated Balance Sheets at December 31, 2000 and 1999....................F-2

Consolidated Statements of Operations For the Years Ended
December 31, 2000 and 1999...................................................F-3

Consolidated Statements of Stockholders' Equity For the Years
Ended December 31, 2000 and 1999.............................................F-4

Consolidated Statements of Cash Flows For the Years Ended
December 31, 2000 and 1999...................................................F-5

Notes to the Consolidated Financial Statements...............................F-7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Allergy Research Group, Inc.
Hayward, CA 94544

We have audited the consolidated balance sheets of Allergy Research Group, Inc. (formerly Scottsdale Scientific, Inc.), (the Company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Clancy and Co., P.L.L.C.
----------------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona
February 15, 2001


                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

ASSETS                                                                         2000            1999
------                                                                     ------------    ------------
Current Assets
   Cash and Cash Equivalents                                               $   188,648     $    55,356
   Accounts Receivable, Net of Allowances for Doubtful Accounts and
      Returns, $190,403 and $232,921                                           797,792         969,943
   Inventories (Note 3)                                                      1,233,692       1,065,428
   Prepaid Income Taxes (Note 9)                                                10,800             800
   Prepaid Expenses and Other Current Assets                                    94,399         119,414
   Deferred Tax Assets (Note 9)                                                123,550          24,454
                                                                           ------------    ------------
Total Current Assets                                                         2,448,881       2,235,395

Property and Equipment, Net (Note 4)                                           690,677         872,304

Other Assets
   Deposits                                                                     21,410          28,410
   Due From Officers (Note 5)                                                  148,079         166,002
   Cash Surrender Value of Life Insurance (Note 6)                              45,290          40,405
   Intangible Assets, Net of Amortization of $7,792 and $2,436 (Note 2)         18,831          21,925
                                                                           ------------    ------------
Total Other Assets                                                             233,610         256,742
                                                                           ------------    ------------

Total Assets                                                               $ 3,373,168     $ 3,364,441
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                        $   848,187     $ 1,296,755
   Accrued Liabilities                                                         256,466         342,916
   Line of Credit (Note 7)                                                     980,477         608,005
   Capital Lease Obligation, Current Obligation (Note 8)                        47,746          73,886
   Income Taxes Payable (Note 9)                                                   725              50
                                                                           ------------    ------------
Total Current Liabilities                                                    2,133,601       2,321,612

Long-Term Liabilities
   Capital Lease Obligation, Noncurrent Obligation (Note 8)                    103,861         172,099
                                                                           ------------    ------------

Total Liabilities                                                            2,237,462       2,493,711

Commitments and Contingencies (Note 10)

Stockholders' Equity
   Preferred Stock, $0.25 Par Value, Authorized 1,000,000 Shares,
      Issued and Outstanding, None                                                None            None
   Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares,
      Issued and Outstanding, 15,055,355                                        15,055          15,055
   Additional Paid In Capital                                                1,133,927       1,133,927
   Retained Earnings (A Deficit)                                               (13,276)       (278,252)
                                                                           ------------    ------------
Total Stockholders' Equity                                                   1,135,706         870,730
                                                                           ------------    ------------
Total Liabilities and Stockholders' Equity                                 $ 3,373,168     $ 3,364,441
                                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999


Year Ended December 31:                                                2000              1999
                                                                   -------------    -------------
Revenues                                                           $ 11,786,512     $ 13,205,493
Cost of Sales                                                         6,942,061        8,533,836
                                                                   -------------    -------------
Gross Profit                                                          4,844,451        4,671,657

Operating Expenses
   Selling, General and Administrative                                4,372,391        6,142,858
   Research and Development                                             132,885          185,793
                                                                   -------------    -------------
Total Operating Expenses                                              4,505,276        6,328,651
                                                                   -------------    -------------

Operating Income (Loss)                                                 339,175       (1,656,994)

Other Income (Expense)
   Interest Income                                                       10,969           13,841
   Interest Expense                                                    (180,342)         (90,691)
   Loss on Disposal of Fixed Assets                                           0           (8,498)
                                                                   -------------    -------------
Total Other Income (Expense)                                           (169,373)         (85,348)
                                                                   -------------    -------------

Net Income (Loss) Before Provision (Benefit) For Income Taxes           169,802       (1,742,342)

Provision (Benefit) For Income Taxes (Note 9)                           (95,174)          50,343
                                                                   -------------    -------------

Net Income (Loss) Before Cumulative Effect of Accounting Change         264,976       (1,792,685)

Cumulative Effect of Accounting Change                                        0           (2,540)
                                                                   -------------    -------------

Net Income (Loss) Available to Common Stockholders                 $    264,976     $ (1,795,225)
                                                                   =============    =============

Basic and Diluted Income (Loss) Per Common Share:
Income (Loss) Before Cumulative Effect of Accounting Change        $       0.02     $      (0.12)

Cumulative Effect of Accounting Change                                     0.00             0.00
                                                                   -------------    -------------
Net Income (Loss) Per Common Share                                 $       0.02     $      (0.12)
                                                                   =============    =============

Basic and Diluted Weighted Average Common Shares Outstanding         15,055,355       15,045,980
                                                                   =============    =============


   The accompanying notes are an integral part of these financial statements.

                                                        ALLERGY RESEARCH GROUP, INC.
                                                   (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                                              Additional   Retained
                                                    Preferred  Stock     Common     Stock      Paid In     Earnings
                                                     Shares    Amount    Shares     Amount     Capital    (A Deficit)      Total
                                                    ---------  ------  ----------  --------  -----------  ------------  ------------
Balance, December 31, 1998                                 0   $    0  15,017,855  $ 15,018  $ 1,032,464  $ 1,516,973   $ 2,564,455
     Compensation Costs - Options Granted                                                         46,500                     46,500
Exercise of Warrants Under Private Placement
Memorandum Dated October 13, 1998 For
Cash at $1.00 Per Share Warrants Exercised,
April 1999, at $1.00 Per Share                                             37,500        37       37,463                     37,500
Capital Contributions                                                                             17,500                     17,500
Loss, Year Ended December 31, 1999                                                                         (1,795,225)   (1,795,225)
                                                                                                          ------------  ------------
Balance, December 31, 1999                                 0   $    0  15,055,355    15,055    1,133,927     (278,252)      870,730
Income, Year Ended December 31, 2000                                                                          264,976       264,976
                                                                                                          ------------  ------------
Balance, December 31, 2000                                 0   $    0  15,055,355  $ 15,055  $ 1,133,927  $   (13,276)  $ 1,135,706
                                                    =========  ======  ==========  ========  ===========  ============  ============


   The accompanying notes are an integral part of these financial statements.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Year Ended December 31:                                                        2000            1999
                                                                           ------------    ------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                       $   264,976     $(1,795,225)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
         Used In Operating Activities
      Compensation Costs                                                             0          46,500
      Depreciation and Amortization                                            224,316         217,960
      Loss on Disposal of Fixed Assets                                               0           8,498
      Charge-off of Organizational Costs                                             0           2,540
      Cash Surrender Value Life Insurance                                       (4,885)         (6,452)
      Allowance for Doubtful Accounts                                           49,582               0
   Changes in Assets and Liabilities
       (Increase) Decrease in Accounts Receivable                              122,569          79,136
       (Increase) Decrease in Inventories                                     (168,264)      2,473,183
       (Increase) Decrease in Accrued Interest Receivable                      (10,969)              0
       (Increase) Decrease in Income Tax Deposits                              (10,000)        220,195
       (Increase) Decrease in Prepaid Expenses and Other Current Assets         25,015          13,355
       (Increase) Decrease in Deferred Tax Assets                              (99,096)        110,546
       (Increase) Decrease in Deposits                                           7,000          10,220
       Increase (Decrease) in Accounts Payable                                (448,263)     (1,635,361)
       Increase (Decrease) in Accrued Liabilities                              (86,756)        221,960
       Increase (Decrease) in Income Taxes Payable                                 675            (800)
                                                                           ------------    ------------
   Total Adjustments                                                          (399,076)      1,761,480
                                                                           ------------    ------------
Net Cash Flows Used In Operating Activities                                   (134,100)        (33,745)

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                       (63,383)       (127,719)
   Expenditures for Intangible Assets, Trademarks                               (2,261)        (24,361)
   Repayments From (Advances To) Officers                                       28,892         (42,400)
                                                                           ------------    ------------
Net Cash Flows Used In Investing Activities                                    (36,752)       (194,480)

Cash Flows From Financing Activities
   Proceeds From the Sale of Common Stock                                            0          37,500
   Capital Contributions                                                             0          17,500
   Net Proceeds From Line of Credit                                            372,472          75,000
   Repayments on Notes Payable                                                       0          (6,225)
   Repayments on Capital Lease Obligations                                     (68,328)        (65,200)
                                                                           ------------    ------------
Net Cash Provided By Financing Activities                                      304,144          58,575
                                                                           ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                               133,292        (169,650)

Cash and Cash Equivalents, Beginning of Period                                  55,356         225,006
                                                                           ------------    ------------

Cash and Cash Equivalents, End of Period                                   $   188,648     $    55,356
                                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Year Ended December 31:                                                 2000          1999
                                                                     ----------    ----------
Supplemental Information
Cash Paid For:
   Interest                                                          $ 138,769     $  90,691
                                                                     ==========    ==========
   Income taxes                                                      $  13,250     $       0
                                                                     ==========    ==========

Noncash Investing and Financing Activities:
   Property and Equipment Acquired (Canceled) Under Capital Lease    $ (29,305)    $  29,305
                                                                     ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION
         ------------

         Allergy Research Group, Inc. (formerly Scottsdale Scientific, Inc.) (the Company) was incorporated under the laws of the State of Florida on April 8, 1997. The Company has an authorized capital of 100,000,000 shares of common stock with a par value of one mil ($0.001) per share and 1,000,000 shares of $0.25 par value preferred stock. On December 18, 2000, the Board of Directors and Shareholders approved a name change to Allergy Research Group, Inc. During 1998, the Company acquired Nutricology, Inc., a California Corporation, incorporated on March 11, 1980. The Company is engaged in the business of developing, marketing and distributing natural nutritional supplements primarily to distributors and health care professionals throughout the United States. Approximately 70% of the Company's products, consisting of capsules and tablets, are packaged in-house. The Company's liquid and powder products are packaged by outside vendors and manufacturers.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         Method of Accounting
         --------------------
         The Company's financial statements are prepared using the accrual method of accounting.

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

         Concentration of Credit Risk
         ----------------------------
         Concentration of credit risk include cash, sales and purchases. The Company maintains cash balances at a local financial institution in excess of $100,000, which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has one customer that accounts for approximately 12% of sales. The Company uses outside vendors for the manufacture of its products. Approximately 50% of the Company's manufacturing comes from three separate outside vendors that act as manufacturers and suppliers of raw materials.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

         Inventories
         -----------
         Inventories consist of raw materials and finished goods. Raw materials consist of bulk product that has not been mixed or encapsulated. Finished goods consist of product that has been encapsulated or made into tablet form and that has been packaged for sale. Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method.

         Property and Equipment
         ----------------------
         Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives ranging from three to ten years.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

         Revenue Recognition
         -------------------
         Revenues are recognized and title passes upon shipment to the customer. Sales are presented net of returns and allowances for 2000 and 1999 of $ 947,919 and $1,155,126, respectively.

         Allowance for Doubtful Accounts and Return Allowances
         -----------------------------------------------------
         Accounts Receivable are shown net of allowances for doubtful accounts and returns which are estimated as a percentage of accounts receivable based on prior years experience.

         Cost Recognition
         ----------------
         Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition. Selling, general and administrative costs are charged to operating expenses as incurred. Research and Development costs are charged to operations when incurred and are included in operating expenses. Research and development costs were $132,885 and $185,793 for 2000 and 1999, respectively.

         Use of Estimates
         ----------------
         Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may vary from these estimates.

         Income Taxes
         ------------
         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Stock-Based Compensation
         ------------------------
         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123, effective April 1997.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         Per Share of Common Stock
         -------------------------
         Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in these financial statements are basic earnings or loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options because to do so would be antidilutive.

         Business Segment Information
         ----------------------------
         The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998. The Company operates in one industry segment, that being developing, marketing and distributing natural nutritional supplements. The Company's sales are primarily to distributors and health care professionals throughout the United States. The Company has one customer that accounts for more than 10% of its revenues, or approximately $1,405,000.

         Start-up Costs
         --------------
         Effective January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $2,540. For income tax purposes, the Company has elected to treat its organizational expenditures as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

         Advertising Costs
         -----------------
         Advertising costs are expensed as incurred.

         Intangible Assets
         -----------------
         Intangible assets represent fees incurred for trademarks and are stated at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over a period of sixty months. Continually, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's useful life, and records the change prospectively. Amortization expense charged to operations during 2000 and 1999 was $5,356 and $2,436, respectively.

         Fair Value of Financial Instruments
         -----------------------------------
         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and notes

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

         payable, the carrying amounts approximate fair value due to their short maturities.

         Recent Accounting Pronouncements
         --------------------------------
         In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a significant impact on the financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000. SAB 101 had no effect on the Company's financial statements.

         Presentation
         ------------
         Certain accounts from prior years have been reclassified to conform with the current year's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

         Pending Accounting Pronouncements
         ---------------------------------
         It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - INVENTORIES
         -----------

         Inventories consist of the following at December 31:
                                              2000            1999
                                           ------------   ------------
         Raw Materials                     $   504,097    $   692,002
         Finished Goods                        844,280        474,270
         Reserve for Obsolescence             (114,685)      (100,844)
                                           ------------   ------------
         Total                             $ 1,233,692    $ 1,065,428
                                           ============   ============

NOTE 4 - PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at December 31:
                                              2000            1999
                                           ------------   ------------
         Machinery and Equipment           $   672,563    $   679,834
         Office Equipment                      230,084        230,084
         Vehicles                               43,161         43,161

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)
         ---------------------------------

                                               2000           1999
                                           ------------   ------------

         Furniture and Fixtures                184,723        184,723
         Computer Equipment                    182,504        169,640
         Computer Software                      46,981         34,050
         Leasehold Improvements                 99,204         92,607
                                           ------------   ------------
         Total                               1,459,220      1,434,099
         Less Accumulated Depreciation        (768,543)      (561,795)
                                           ------------   ------------
         Net Book Value                    $   690,677    $   872,304
                                           ============   ============

         Depreciation expense charged to operations for 2000 and 1999 was $218,960 and $215,524, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS
         --------------------------

         From time to time, the Company makes personal loans or receives advances from/to its principle stockholder. These loans were originally noninterest bearing and due on demand. Beginning in 2000, the Company accrued interest on these loans at the rate of 8% per annum. Due From Officers at December 31, 2000 was $148,079, including accrued interest of $10,969. Due From Officers at December 31, 1999 was $166,002.

         For the years ended December 31, 2000 and 1999, the Company paid approximately $99,000 and $72,000 to Inventive Biomedical, LLC, a California limited liability company, for research and development expenses. The LLC acts as a marketing conduit, mailing monthly letters to doctors on behalf of Dr. Stephen Levine, the principle stockholder, in order to amplify the professional status of communications with doctors.

NOTE 6 - CASH SURRENDER VALUE LIFE INSURANCE
         -----------------------------------

         The Company has purchased insurance in the face amount of $750,000 on the lives of certain key employees, who are the beneficiaries. The cash surrender value at December 31, 2000 and 1999 was $45,290 and $40,405, respectively, with no policy loans outstanding.

NOTE 7 - LINE OF CREDIT
         --------------

         On March 1, 2000, the Company entered into an agreement with Aerofund Financial, Inc. to provide additional funding for twelve months in the form of a line of credit to the Company up to $1,200,000, bearing interest at prime plus three percent (3%) computed on a monthly basis. Prime at December 31, 2000 was 9.5%. Interest is due monthly. Any interest not paid when due accrues at the default rate of 20% per annum in excess of the interest rate. The agreement contains "maintenance fees" and "overavailability fees" based on the average outstanding balance which are payable on the first day of each month. The minimum

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 7 - LINE OF CREDIT (CONTINUED)
         --------------------------

         monthly charge is $11,000. The agreement contains an early termination fee of the greater of all fees and expenses incurred under the terms of the agreement for the immediately preceding six months, or $20,000. Secured by substantially all of the assets of the Company. Included in accrued expenses is $48,923 of accrued interest and fees due at December 31, 2000. The amount of unused line of credit available at December 31, 2000 was $219,523.

         During the period of March 1998 through March 2000, the Company had a credit agreement with Bank of the West which provided a line of credit of up to $1,000,000, to be used to finance the Company's accounts receivable and inventory, and had a perfected first lien security interest in the Company's accounts receivable, inventory, and equipment. The Company's majority stockholder also personally guaranteed the loan. The credit agreement required interest to be due and payable monthly at the bank's floating prime rate plus one quarter of one percent, principal due and payable at maturity, which was May 31, 1999. The credit agreement contained customary covenants and events of default. Under the terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenants. The bank waived the Company's violation of certain covenants and extended the maturity date until April 5, 2000, increased the interest rate to prime plus two percent, with payments due in three monthly payments of $25,000 plus interest beginning January 25, 2000, and continuing on the twenty-fifth day of each month thereafter until maturity, when the remaining balance was due in full. The balance was paid in full prior to maturity and the Company no longer has any line of credit agreements with Bank of the West.

NOTE 8 - CAPITAL LEASE OBLIGATIONS
         -------------------------

         The Company leases certain machinery and equipment under capital leases which contain purchase options at the end of the leases. Assets under capital leases are summarized as follows:
                                                2000                 1999
                                             -----------         -----------
         Office Equipment                    $  118,005          $  118,005
         Machinery and Equipment                 53,927              83,232
         Furniture and Fixtures                  10,393              10,393
         Computer Software                       34,050              34,050
         Computer Equipment                      33,194              33,194
         Leasehold Improvements                  47,924              47,924
                                             -----------         -----------
         Total                                  297,493             326,798
         Accumulated Depreciation               130,654              78,483
                                             -----------         -----------
         Net Assets                          $  166,839          $  248,315
                                             ===========         ===========

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8 - CAPITAL LEASE OBLIGATIONS (CONTINUED)
         ------------------------------------

         Future minimum payments under noncancelable leases at December 31 are as follows:

         2001                                           $   55,019
         2002                                               60,021
         2003                                               50,016
                                                        -----------
         Total minimum lease payments                      165,056
         Less amount representing interest                  13,449
                                                        -----------
         Present Value of the minimum lease payments    $  151,607
                                                        ===========

NOTE 9 - INCOME TAXES
         ------------

         The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

         Deferred Tax Assets:                          2000            1999
         --------------------                      ------------   ------------
         Net Operating Loss Carryforwards          $ 1,210,914    $ 1,071,368
         Expenses Not Currently Deductible
             For Tax Purposes                          178,797        160,559
                                                   ------------   ------------
         Total                                       1,389,711      1,231,927
         Valuation Allowance                        (1,214,265)    (1,078,953)
                                                   ------------   ------------
         Net Deferred Tax Asset                        175,446        152,974

         Deferred Tax Liabilities:
         ------------------------
         Depreciation                                   51,896        128,520
                                                   ------------   ------------
         Net Deferred Tax Asset                    $   123,550    $    24,454
                                                   ============   ============

         The net change in the valuation allowance for 2000 and 1999 principally resulted from net operating loss carryforwards.

         The reconciliation of income tax attributable to continuing operations compared at the U.S. federal statutory rates to income tax expense (benefit) is as follows:

                                                          2000           1999
                                                       ----------    -----------
         State Taxes                                   $   3,922     $       50
         (Increase) Decrease in Deferred Tax Asset       (99,096)        50,293
                                                       ----------    -----------
         Income Tax Provision (Benefit)                $ (95,174)    $   50,343
                                                       ==========    ===========

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 9 - INCOME TAXES (CONTINUED)
         -----------------------

         At December 31, 2000, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $2,900,000 and $2,600,000 to offset future taxable income, which expire principally in the year 2019. At December 31, 1999, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $2,600,000 and $2,100,000 for tax purposes to offset future taxable income, which expire principally in the year 2018.

         Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

         (1) OPERATING LEASES - The Company leases office space and equipment under various noncancelable operating leases which expire through June 2003. Rent expense charged to operations for 2000 and 1999 was approximately $288,319 and $385,000.

         Future minimum rental commitments under noncancelable leases are as follows: (2001: $ 295,176), (2002: $ 306,948), and (2003: $ 155,436).

         The Company subleases a portion of its space at the rate of $8,320 per month. The total amount of minimum rentals to be received in the future under noncancelable subleases are as follows: (2001: $99,840), (2002:
         $99,840), and (2003: $49,920).

         (2) LITIGATION - The Company is a defendant in a lawsuit filed by one of its stockholders for alleged securities fraud and misrepresentations of material facts. The suit asks for rescission of the purchase of the common stock, including a return on the plaintiff's $149,000 investment plus interest, all costs incurred by the plaintiff, and punitive damages. The Company believes the suit is of questionable merit and intends to vigorously defend its position. At this time, however, no estimate can be made as to the time or the amount, if any, of ultimate recovery. Accordingly, no provision for any estimated loss is reflected in the accompanying financial statements.

NOTE 11 - PROFIT SHARING PLAN
          -------------------

         The Company has a defined contribution plan which covers substantially all employees. The Company's contributions to the plan are made at the sole discretion of the Company's Board of Directors. Contributions to the plan were approximately $28,000 and $35,000 during 2000 and 1999, respectively.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 12 - STOCK OPTIONS
          -------------

         The Company has authorized 1,000,000 shares of common stock for issuance to directors and key employees under the 1998 Stock Option Plan (the plan). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors and key employees the opportunity to acquire common stock. The Company granted 100,000 options during July 1998 and 150,000 options during January 1999, exercisable at $2.00 per share, and expiring five years from the date of grant. As of December 31, 2000 and 1999, total options outstanding were 250,000 and 100,000.

         The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


                                                     2000            1999
         Net Income (Loss)                       ------------    ------------
              As reported                        $   264,976     $ (1,795,225)
              Pro forma                          $   214,846     $ (1,845,355)
         Net Income (Loss) Per Share
              As reported                        $      0.02     $      (0.12)
              Pro forma                          $      0.01     $      (0.12)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 95% and 131%, risk-free interest rate of 5%, and expected lives of five years.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ALLERGY RESEARCH GROUP, INC.



Date: March 29, 2001                       By: /S/ Stephen Levine
      -----------------------                  ---------------------------------
                                               Stephen Levine, Ph.D.,
                                               President and CEO



Date: March 29, 2001                        By: /S/ Susan Levine
      -----------------------                  ---------------------------------
                                               Susan Levine, Secretary