Form 10-Q
period 2001-03-31
ALLERGY RESEARCH GROUP INC
filed 2001-05-15
CIK 1044119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2001
                                ----------------

                        COMMISSION FILE NUMBER 000-28947
                                     -------

                          ALLERGY RESEARCH GROUP, INC.
                 (NAME OF SMALL BUSINESS ISSUED IN ITS CHARTER)

                           FLORIDA                 13-3940486
              ------------------------------- ---------------------
              (STATE OR OTHER JURISDICTION OF   I.R.S. EMPLOYER
              INCORPORATION OF ORGANIZATION)  IDENTIFICATION NUMBER

                 30806 SANTANA STREET, HAYWARD, CA.             94544
          -------------------------------------------------- ----------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  800-545-9960
               ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ( )   NO  (X)
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.


CLASS                                     OUTSTANDING AS OF MAY 14, 2001
-----                                     --------------------------------

COMMON
PAR VALUE $.001 PER SHARE                           15,055,355

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I. FINANCIAL INFORMATION                                               PAGE


     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets                                    2

                Consolidated Income Statements                                 3

                Consolidated Statements of Cash Flows                          4

                Notes to Condensed Consolidated Financial Statements           5


     ITEM 2. Management's Discussion and Analysis                              6

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                10
     ITEM 2. Changes in Securities and Use of Proceeds                        10
     ITEM 3. Defaults Upon Senior Securities                                  10
     ITEM 4. Submission of Matters to a Vote of Security Holders              10
     ITEM 5. Other Information                                                10
     ITEM 6. Exhibits and Reports on Form 8-K                                 10



     SIGNATURE                                                                11

ITEM 1. FINANCIAL STATEMENTS

                                    ALLERGY RESEARCH GROUP, INC.
                               (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

ASSETS                                                                  3/31/01       12/31/00
------                                                                ------------  ------------
Current Assets
   Cash and Cash Equivalents                                          $   138,015   $   188,648
   Accounts Receivable, Net of Allowances for Doubtful Accounts and
      Returns, $188,546 and $190,403                                    1,025,883       797,792
   Inventories                                                          1,001,359     1,233,692
   Prepaid Income Taxes                                                    10,800        10,800
   Prepaid Expenses and Other Current Assets                              124,638        94,399
   Deferred Tax Assets                                                    176,867       123,550
                                                                      ------------  ------------
Total Current Assets                                                    2,477,562     2,448,881

Property and Equipment, Net                                               638,389       690,677

Other Assets
   Deposits                                                                21,410        21,410
   Due From Officers                                                      144,496       148,079
   Cash Surrender Value of Life Insurance                                  45,290        45,290
   Intangible Assets, Net of Amortization of $9,142 and $7,792             17,481        18,831
                                                                      ------------  ------------
Total Other Assets                                                        228,677       233,610
                                                                      ------------  ------------

Total Assets                                                          $ 3,344,628   $ 3,373,168

                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                   $   787,493   $   848,187
   Accrued Liabilities                                                    169,879       256,466
   Line of Credit (Note 3)                                                929,200       980,477
   Capital Lease Obligation, Current Obligation                            47,746        47,746
   Income Taxes Payable                                                       725           725
                                                                      ------------  ------------
Total Current Liabilities                                               1,935,043     2,133,601

Long-Term Liabilities
   Capital Lease Obligation, Noncurrent Obligation                         96,105       103,861
                                                                      ------------  ------------

Total Liabilities                                                       2,031,148     2,237,462

Commitments and Contingencies

Stockholders' Equity
   Preferred Stock, $0.25 Par Value, Authorized 1,000,000 Shares,
      Issued and Outstanding, None                                           None          None
   Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares,
      Issued and Outstanding, 15,055,355                                   15,055        15,055
   Additional Paid In Capital                                           1,133,927     1,133,927
   Retained Earnings (A Deficit)                                          164,498       (13,276)
                                                                      ------------  ------------
Total Stockholders' Equity                                              1,313,480     1,135,706
                                                                      ------------  ------------
Total Liabilities and Stockholders' Equity                            $ 3,344,628   $ 3,373,168
                                                                      ============  ============


   See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                            Three Months
                                                           Ended March 31
                                                        2001            2000
                                                    ------------    ------------



  Revenues                                            2,858,949       3,183,466
  Cost of Sales                                       1,687,687       1,952,996
                                                    ------------    ------------
  Gross Profit                                        1,171,262       1,230,470


  Operating Expenses
     Selling, General & Administrative                  946,028       1,021,912
     Research & Development                              45,680          92,196
                                                    ------------    ------------
Total Operating Expenses                                991,708       1,114,108
                                                    ------------    ------------

   Operating Income                                     179,554         116,362

   Other Income (Expense)
     Interest Income                                      2,795               0
     Interest Expense                                   (57,892)        (32,899)
                                                    ------------    ------------
   Net Income                                           124,457          83,463

   Provision (Benefit) For Income Taxes                 (53,317)              0
                                                    ------------    ------------
   Net Income Available to Stockholders                 177,774          83,463


   Weighted Average Common Shares Outstanding:       15,055,355      15,055,355

   Basic Income Per Common Share                    $       .01     $       .01


   See Notes to Condensed Consolidated Financial Statements

                                    ALLERGY RESEARCH GROUP, INC.
                               (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                             Three Months Ended
                                                                            3/31/01      3/31/00
                                                                          ----------   ----------

Cash Flows From Operating Activities
Net Income (Loss)                                                         $ 177,774    $  83,463
   Adjustments to Reconcile Net Income to Net Cash
      Provided By (Used In) Operating Activities
      Depreciation and Amortization                                          55,740       55,209
      Due From Officer Adjustment                                             6,378            0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                           (228,091)     (10,607)
      (Increase) Decrease in Inventories                                    232,333     (147,472)
      (Increase) Decrease in Prepaid Expenses and Other Current Assets      (30,239)     (38,784)
      (Increase) Decrease in Deferred Tax Assets                            (53,317)           0
      Increase (Decrease) in Accounts Payable & Accrued Liabilities        (147,281)    (120,039)
                                                                          ----------   ----------
   Total Adjustments                                                       (164,477)    (261,693)
                                                                          ----------   ----------
Net Cash Flows Provided By (Used In) Operating Activities                    13,297     (178,230)

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                     (2,102)     (14,232)
   Repayments From (Advances To) Officers                                    (2,795)       2,918
                                                                          ----------   ----------
Net Cash Flows Used In Investing Activities                                  (4,897)     (11,314)

Cash Flows From Financing Activities
   Net Proceeds From Line of Credit                                          29,013      230,976
   Repayments on Notes Payable                                              (80,290)           0
   Repayments on Capital Lease Obligations                                   (7,756)     (20,559)
                                                                          ----------   ----------
Net Cash Provided By (Used In) Financing Activities                         (59,033)     210,417
                                                                          ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                            (50,633)      20,873

Cash and Cash Equivalents, Beginning of Period                              188,648       55,356
                                                                          ----------   ----------

Cash and Cash Equivalents, End of Period                                  $ 138,015    $  76,229
                                                                          ==========   ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

Note 1 - The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 30, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2000, filed with the Company's Annual Report on Form 10-KSB on April 2, 2001.

              Certain accounts from prior years have been reclassified to conform with the current year's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.


NOTE 2 - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options because to do so would be antidilutive.


NOTE 3 - On March 1, 2000, the Company entered into an agreement with Aerofund Financial, Inc. to provide additional funding for twelve months in the form of a line of credit to the Company up to $1,200,000, bearing interest at prime plus three percent (3%) computed on a monthly basis. Prime at March 31, 2001 was 8%. Interest is due monthly. The agreement matured on March 1, 2001. Aerofund has not opted to extend the agreement, and is working with the Company to negotiate a new agreement. Therefore, Aerofund began charging interest at a default rate of 20% per annum in excess of the interest rate on April 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

      Please refer to the financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

      FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

         During the three months ended March 31, 2001, the Company had net sales of $2,858,949, representing a decrease of $324,517 from net sales of $3,183,466 during the three months ended March 31, 2000, primarily attributable to to a general downturn in sales in the industry and due to the financial difficulties of two of our customers who distribute product to health food stores. These customers have been put on secured COD terms and are consequently ordering less product in 2001. Sales to the remaining distributors increased, but were offset by a decrease in direct sales to health care professionals.

      Cost of sales decreased $265,309 or to $1,687,687 for the three months ended March 31, 2001, compared to $1,952,996 for the three months ended March 31, 2000. Gross profit margins increased approximately 2%, approximating 41% for 2001. Typically, the Company anticipates gross margins to approximate 45 to 50%. The Company has been successful over the past couple of years in increasing the gross profit margin percentages. During the three months ended March 31, 2001, the Company experienced net income of $177,774, as compared to $83,463 for the three months ended March 31, 2000. The increase is due to a reduction in selling and general and administrative expenses, including salaries and legal fees, from $1,021,912 in 2000 to $946,028 in 2001, a reduction of research and development expenses from $92,196 in 2000 to $45,680 in 2001, and because the benefit for income taxes was not recorded in 2000 until the third quarter.

      The legal fees for the period ended March 31, 2000 were higher due to preparation of the Company's Form 10-SB Registration Statement and due diligence expenses associated with that filing and fees incurred in the normal course of our business, including vendor matters. Payroll and related costs decreased approximately $36,000, primarily due to the departure of several members of management. These reductions of expenses were offset by an increase in occupancy expense of approximately $14,000 and an increase in cost associated with attending conventions of approximately $23,000. The Company participates in various conventions to market its products to potential new customers and to keep existing customers informed of new products.

      The Company obtained directors and officers liability insurance during the second quarter of 2000, which contributed to an additional $23,000 in operating expense in the first quarter of 2001. This insurance policy was renegotiated on April 7, 2001.

      Interest expense increased approximately $25,000 for the three months ended March 31, 2001, as compared to March 31, 2000 as a result of the Company's outstanding line of credit balance during the period, and the above market interest rate the Company is paying for that line of credit. The line of credit was used to finance its accounts receivable and inventory. The Company is currently pursuing alternative sources of funding at more favorable rates.

      As of March 31, 2001, the Company recorded a deferred tax asset of $176,867 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2000, the Company had approximately $2,900,000 and $2,600,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2018.

LIQUIDITY AND CAPITAL RESOURCES

      FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

      At March 31, 2001, the Company had positive working capital of $542,519, compared to working capital at March 31, 2000 of $20,582. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses, and as evidenced by a decrease in outstanding accounts payable to $787,493 at March 31, 2001 from $1,216,596 at March 31, 2000. The
Company continues to finance its inventory and accounts receivable under a line of credit and through its income from operations. The line of credit outstanding at March 31, 2001 was $929,200 versus $838,981 at March 31, 2000.

      Net cash flow provided by operating activities was $13,297 for the three months ended March 31, 2001, resulting primarily from a decrease in inventory of $232,333 and depreciation expense of $55,740 offset by an increase in accounts receivable of $228,091 and a decrease in accounts payable and accrued liabilities of $147,281. Net cash flow used in operating activities for the three months ended March 31, 2000 was $178,230 primarily resulting from an increase in inventory of $147,472 and a decrease in accounts payable and accrued liabilities of $120,039.

      Net cash flow used in financing activities was $59,033 for the three months ended March 31, 2001, representing advances drawn on the line of credit of $29,013 and repayments under notes payable and capital lease obligations of $88,046. Net cash flows provided by financing activities was $210,417 for the three months ended March 31, 2000, representing advances drawn on the line of credit of $230,976 offset by repayments under capital lease obligations of $20,559.

PLAN OF OPERATION

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

      During 2001, the Company will continue to work with Dr. Hoang on his proprietary herbal formulas and patent applications with a view to developing additional research which can be marketed to the pharmaceutical and nutraceutical industries under agreements similar to that with Phytopharm. In addition, should Phytopharm exercise its option, the Company and Dr. Hoang will continue to work with Phytopharm to develop new products based on the existing patent applications.

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

      The Company's future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include the Company's ability to operate profitably, its ability to recruit and train management and personnel, and its ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. Management believes that, given its positive working capital position, the Company can satisfy its cash requirements over the next twelve months from operations if it continues to operate at a profit. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its $1,200,000 line of credit with Aerofund Financial, Inc. ("Aerofund") or the replacement lender. In addition, the Company has available net operating loss carryforwards of approximately $2,900,000 to offset future taxable income, and continued repayment of notes are expected to act as contributing factors to the Company's profitability.

      The Aerofund line of credit provides for maximum financing of $1,200,000, bearing interest at prime plus three percent (3%), computed on a monthly basis. As of March 31, 2001, the interest rate on the line of credit was 11% per Annum, plus a default rate of 20%. Aerofund began charging the default rate on April 1, 2001. The default fee will be waived if the agreement is renegotiated with Aerofund. The Company has been making monthly interest payments on the balance. Because the line of credit is secured by substantially all of the assets of the Company, if Aerofund called the loan it could have a material adverse impact on the Company's business and financial position. Management is currently seeking financing on better terms from other financial institutions.

RECENT DEVELOPMENTS

      On April 20, 2000, the Company's common stock became ineligible for listing on the Nasdaq Over-The-Counter Bulletin Board under NASD Eligibility Rule 6530. On April 24, 2001, the Company's stock was re-listed on the OTCBB upon clearance of the Company's Form 10-SB Registration Statement by the U.S. Securities and Exchange Commission and application to the National Association of Securities Dealers, Inc. by the Company's market maker, Herzog, Heine, Geduld, Inc.

      During its fourth quarter of fiscal year ended December 31, 2000, the Company hired a controller. During the first quarter of 2001, the Company has also hired three new salespersons and a person to operate its management information system. The Company may continue to seek the advice of outside management consultants on an "as-needed" basis during the remainder of 2001. The Company also continues to seek out business and industry savvy individuals willing to serve on the Company's Board of Directors, who can advise management on its growth strategy. Although directors are not currently compensated, the Company may be required to offer some form of compensation to attract new directors. It is not anticipated that compensation of directors will have a material impact on the Company's cost of operations however, since director compensation would most likely take the form of equity compensation and/or attendance fees. If personnel are added or transitioned into management positions, the Company will experience an increase in payroll and related costs, and/or, if the services of outside consultants are utilized, an increase in costs due to consulting fees.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments in any of the legal proceedings reported in the Company's Annual Report on Form 10-KSB, filed April 2, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the three months ended March 30, 2001.

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None.

(b) Reports on Form 8-K

      A Current Report on Form 8-K filed March 8, 2001 was filed with the Commission under Item 5 (other information), regarding the change in the Company's name from Scottsdale Scientific, Inc. to Allergy Research Group, Inc. effective March 1, 2001.

                          ALLERGY RESEARCH GROUP, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Allergy Research Group, Inc.
                                         ----------------------------
                                                 (Registrant)

Dated: May 15, 2001                          By: /S/ Stephen A. Levine
       ------------                              -----------------------

                                             Its: Chairman of the Board,
                                                  Chief Executive Officer
                                                  and President