Form 10QSB
period 2001-06-30
ALLERGY RESEARCH GROUP INC
filed 2001-08-06
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _______________________

Commission File Number     0-27227    .
                       ---------------

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                              13-3940486
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


                 30806 Santana Street, Hayward, California 94544

                    (Address of principal executive offices)

(Issuer's telephone number) (800) 545-9960.

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,105,355 shares of Issuer's voting common stock were outstanding on August 6, 2001.

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

ITEM 1. FINANCIAL STATEMENTS

                                    ALLERGY RESEARCH GROUP, INC.
                               (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                     CONSOLIDATED BALANCE SHEETS

                                                                        June 30,    December 31,
                                                                         2001           2000
                                                                      ------------  ------------
                                                                       (unaudited)
Current Assets
   Cash and Cash Equivalents                                          $   390,719   $   188,648
   Accounts Receivable, Net of Allowances for Doubtful Accounts and
      Returns, $125,384 and $190,403                                      806,545       797,792
   Inventories                                                            962,641     1,233,692
   Prepaid Income Taxes                                                    11,600        10,800
   Prepaid Expenses and Other Current Assets                              162,222        94,399
   Deferred Tax Assets                                                    220,460       123,550
                                                                      ------------  ------------
Total Current Assets                                                    2,554,187     2,448,881

Property and Equipment, Net                                               593,318       690,677

Other Assets
   Deposits                                                                21,410        21,410
   Due From Officers                                                      147,406       148,079
   Cash Surrender Value of Life Insurance                                                45,290
   Intangible Assets, Net of Amortization of $10,492 and $7,792            16,131        18,831
                                                                      ------------  ------------
Total Other Assets                                                        184,947       233,610
                                                                      -----------   -----------
Total Assets                                                          $ 3,332,452   $ 3,373,168
                                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                   $   885,856   $   848,187
   Accrued Liabilities                                                    182,817       256,466
   Line of Credit  (Note 3)                                               672,064       980,477
   Capital Lease Obligation, Current Obligation                            47,746        47,746
   Income Taxes Payable                                                       725           725
                                                                      ------------  ------------
Total Current Liabilities                                               1,789,208     2,133,601

Long-Term Liabilities
   Capital Lease Obligation, Noncurrent Obligation                         78,149       103,861
                                                                      ------------  ------------

Total Liabilities                                                       1,867,357     2,237,462

Stockholders' Equity
   Preferred Stock, $0.25 Par Value, Authorized 1,000,000 Shares,
      Issued and Outstanding                                                 None          None
   Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares,
      Issued and Outstanding, 15,105,355 and 15,055,355                    15,105        15,055
   Additional Paid In Capital                                           1,141,377     1,133,927
   Retained Earnings (A Deficit)                                          308,613       (13,276)
                                                                      ------------  ------------
Total Stockholders' Equity                                              1,465,095     1,135,706
                                                                      ------------  ------------
Total Liabilities and Stockholders' Equity                            $ 3,332,452   $ 3,373,168
                                                                      ============  ============

   See Notes to Condensed Consolidated Financial Statements.


                                    ALLERGY RESEARCH GROUP, INC.
                               (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                   CONSOLIDATED INCOME STATEMENTS
                                             (UNAUDITED)
                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                 -----------------------------   -----------------------------
                                                     2001            2000            2001             2000
                                                 -------------   -------------   -------------   -------------
  Revenues                                       $  3,028,728    $  2,860,047    $  5,887,677    $  6,043,513
  Cost of Sales                                     1,822,024       1,726,772       3,509,711       3,679,768
                                                 -------------   -------------   -------------   -------------
  Gross Profit                                      1,206,704       1,133,275       2,377,966       2,363,745

  Operating Expenses
     Selling, General & Administrative              1,003,409         997,806       1,949,437       2,019,718
     Research & Development                            43,893          89,891          89,573         182,087
                                                 -------------   -------------   -------------   -------------
Total Operating Expenses                            1,047,302       1,087,697       2,039,010       2,201,805
                                                 -------------   -------------   -------------   -------------

   Operating Income                                   159,402          45,578         338,956         161,940

   Other Income (Expense)
     Interest Income                                    2,890               0           5,685               0
     Interest Expense                                 (61,770)        (50,122)       (119,662)        (83,021)
                                                 -------------   -------------   -------------   -------------
   Net Income                                         100,522          (4,544)        224,979          78,919

   Provision (Benefit) For Income Taxes               (43,593)              0         (96,910)              0
                                                 -------------   -------------   -------------   -------------
   Net Income Available to Stockholders          $    144,115    $     (4,544)   $    321,889    $     78,919

   Weighted Average Common Shares Outstanding:     15,067,992      15,055,355      15,061,709      15,055,355

   Basic Income Per Common Share                 $        .01    $        .00    $        .02    $        .01

   See Notes to Condensed Consolidated Financial Statements



                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                            2001          2000
                                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                        $ 321,889    $  78,919
                                                                         ----------   ----------
   Adjustments to Reconcile Net Income to Net Cash Provided By
    (Used In) Operating Activities
      Depreciation and Amortization                                        111,480      110,461
      Stock Issued to Former Employee                                        7,500            0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                            (8,753)     165,664
      (Increase) Decrease in Inventories                                   271,051     (323,226)
      (Increase) Decrease in Prepaid Expenses and Other Current Assets     (68,623)     (97,750)
      (Increase) Decrease in Deferred Tax Assets                           (96,910)           0
      (Increase) Decrease in Deposits                                            0        7,000
      (Increase) Decrease in Cash Surrender Value of Life Insurance         45,290            0
      Increase (Decrease) in Accounts Payable & Accrued Liabilities        (35,980)    (177,410)
                                                                         ----------   ----------
   Total Adjustments                                                       225,055     (315,261)
                                                                         ----------   ----------
Net Cash Flows Provided By (Used In) Operating Activities                  546,944     (236,342)

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                   (11,422)     (77,617)
   Repayments From (Advances To) Officers                                      674       (2,108)
                                                                         ----------   ----------
Net Cash Flows Used In Investing Activities                                (10,748)     (79,725)

Cash Flows From Financing Activities
   Net Proceeds From Line of Credit                                         74,604      363,938
   Repayments on Notes Payable                                            (383,017)           0
   Repayments on Capital Lease Obligations                                 (25,712)     (43,177)
                                                                         ----------   ----------
Net Cash Provided By (Used In) Financing Activities                       (334,125)     320,761
                                                                         ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                           202,071        4,694

Cash and Cash Equivalents, Beginning of Period                             188,648       55,356
                                                                         ----------   ----------

Cash and Cash Equivalents, End of Period                                 $ 390,719    $  60,050
                                                                         ==========   ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       4

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

Note 1 - The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2000, filed with the Company's Annual Report on Form 10-KSB on April 2, 2001.

         Certain accounts from prior years have been reclassified to conform to the current year's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

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

          The computation of basic income (loss) per share is as follows:

                                                 Three Months   Three Months  Six Months   Six Months
                                                    Ended          Ended        Ended         Ended
                                                    6/30/01       6/30/00      6/30/01       6/30/00
         Numerator-Net Income (Loss) Available
         to Common Stockholders                  $   144,115   $    (4,544)  $   321,889   $    78,919
                                                 ============  ============  ============  ============

         Denominator-Weighted Average Number
         of Common Shares Outstanding             15,067,992    15,055,355    15,061,709    15,055,355
                                                 ============  ============  ============  ============

         Basic Loss Per Common Share             $      0.01   $      0.00   $      0.02   $      0.01
                                                 ============  ============  ============  ============

Note 3 - On May 17, 2001, the Company entered into an agreement with City National Bank to replace the former line of credit with Aerofund, Financial, Inc. and to provide additional funding if needed. The replacement line of credit is for twelve months for up to $1,200,000, bearing interest at prime plus two percent (2%) computed on a monthly basis. The City National Bank prime rate at June 30, 2001 was 6.5%. Interest is due monthly. The agreement matures on June 5, 2002, at which time it will be renegotiated or paid in full. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

RESULTS OF OPERATIONS

Please refer to the financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

         PERIOD ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

         The company's net sales were $3,028,728 for the second quarter and $5,887,677 for the six months ended June 30, 2001, compared with $2,860,047 and $6,043,513, respectively, for the same periods in 2000. The increase of $168,681 in the second quarter is due to the introduction of two new products, VascuStatin and Imm-Kine and the continued success of Eurocel introduced in the fourth quarter of 2000. VascuStatin and Imm-Kine were introduced late in the first quarter. Net sales were $2,858,949 for the three months ended March 31, 2001, reflecting a 5.9% increase compared to the three months ended June 30, 2001 of 3,028,728. The decrease of $155,836 for the six-month period is driven by the decrease in sales from the first quarter. This decrease was caused by a general downturn of sales in the industry and because of the financial difficulties of two of our customers who distribute product to health food stores. These customers now have secured COD terms and are consequently ordering less in 2001.

         Cost of sales increased $95,252 to $1,822,024 for the three months ended June 30, 2001, compared to $1,726,772 for the three months ended June 30, 2000. For the six months ended June 30, 2001 cost of sales decreased $170,057 from $3,679,768 in 2000 to $3,509,711 in 2001. Cost of materials as a percentage of sales have increased slightly because the volume of capsules in each container of selected products has been increased without passing the cost on to the consumer. This change was made in an effort to increase the value of the product in anticipation of generating increased sales. The increase in cost of materials is offset by a decrease in the cost of freight, which can be attributed to increased sales to distributors whose orders are bulk in nature and to renegotiations of shipping contracts. Gross profit margins increased approximately .2% for the second quarter and 1.3% for the six-month period, approximating 40% for 2001. The Company has been successful over the past couple of years in increasing the gross profit margin percentages.

         During the quarter and six-month periods ended June 30, 2001, the Company recorded net income of $144,115 and $321,889, respectively, compared to a loss of $4,544 and net income of $78,919, respectively, for the same periods in 2000. The increases of $148,659 for the second quarter and $242,970 for six-month period is due to a reduction in general and administrative expenses, a reduction of research and development expenses, and because the benefit for income taxes was not recorded in 2000 until the third quarter. The reductions in these expenses were offset by an increase in occupancy and interest expense and the expense associated with the settlement of a lawsuit.

         The legal fees for the six-month period ended June 30, 2000 were approximately $174,000 higher than 2001 due to preparation of the Company's Form 10-SB Registration Statement and due diligence expenses associated with that filing and fees incurred in the normal course of our business, including vendor matters. During the second quarter 2001, a lawsuit was settled which resulted in additional operating expense of $75,000. Payroll and related costs increased approximately $22,000 in the second quarter 2001 due to an increase in telemarketing sales, accounting and administrative personnel. Payroll and related costs for the six-month period ended June 30, 2001 decreased approximately $15,000 as a result of the departure in 2000 of several members of management. Occupancy expense increased approximately $24,000 and $38,000, respectively, for the second quarter and six-month period ended June 30, 2001, due to increases in rent, telephone, and liability insurance. The Company obtained directors and officers liability insurance during the second quarter of 2000, which contributed to an additional $23,000 in operating expense in the first quarter 2001. This insurance policy was renegotiated on April 7, 2001, resulting in a decrease in expense of approximately $1,000 in the second quarter 2001.

         Interest expense increased approximately $37,000 for the six months ended June 30, 2001, as compared to June 30, 2000 as a result of the Company's outstanding line of credit balance during the period, and the above market interest rate the Company was paying for that line of credit. The line of credit was used to finance its accounts receivable and inventory. The Company has renegotiated the line of credit and has significantly reduced interest expense beginning in June 2001.

         As of June 30, 2001, the Company recorded a deferred tax asset of $220,460 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2000, the Company had approximately $2,900,000 and $2,600,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2018.

LIQUIDITY AND CAPITAL RESOURCES

         FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

         At June 30, 2001, the Company had positive working capital of $764,979, compared to a negative working capital at June 30, 2000 of $12,739. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses, and as evidenced by a decrease in outstanding accounts payable to $885,856 at June 30, 2001 from $1,286,429 at June 30, 2000. The Company continues to finance its inventory and accounts receivable under a line of credit and through its income from operations. The line of credit outstanding at June 30, 2001 was $672,064 compared to $971,943 at June 30, 2000.

         Net cash flow provided by operating activities was $546,944 for the six months ended June 30, 2001. This was a result of a decrease in inventory of $271,051, depreciation expense of $111,480 and life insurance surrendered for cash value of $45,290. These were offset by an increase in prepaid expenses and other assets of $68,623, an increase in deferred tax assets of $96,910 and a decrease in accounts payable and accrued liabilities of $35,980. Net cash flow used in operating activities for the six months ended June 30, 2000 was $236,342 primarily resulting from an increase in inventory of $323,226 and a decrease in accounts payable and accrued liabilities of $177,410.

         Net cash flow used in investing activities was $10,748 and $79,725 for the six months ended June 30, 2001 and June 30, 2000, respectively, which was used primarily for the acquisition of property and equipment.

         Net cash flow used in financing activities was $334,125 for the six months ended June 30, 2001, representing advances drawn on the line of credit of $74,604 and repayments under the line of credit and capital lease obligations of $408,729. Net cash flows provided by financing activities was $320,761 for the six months ended June 30, 2000, representing advances drawn on the line of credit of $363,938 offset by repayments under capital lease obligations of $43,177.

PLAN OF OPERATION

         The Company is expanding into the field of research on pharmaceuticals and nutraceuticals under the leadership and guidance of Dr. Stephen Levine and Dr. Ba Hoang, MD, Ph.D. In October 2000, the Company and Dr. Hoang jointly entered into an agreement with Phytopharm PLC and Phytotech Limited, of England (collectively, "Phytopharm"), whereby the Company and Dr. Hoang granted Phytopharm an irrevocable option for an exclusive, world-wide license to manufacture and sell products derived from certain materials and chemicals for the treatment of asthma, chronic idiopathic thrombocytopenic purpura ("ITP") - a hemorrhogic disorder in which there is a pronounced reduction in circulating blood platelets which, in the form of purpura, is characterized by hemorrhages into the skin, mucous membranes, internal organs and other tissues, chronic Glomerulonephritis ("GC") - a form of nephritis (inflammation of the kidney) in which the lesions involve primarily the glomeruli (a tuft of capillaries situated at the origin of a vertebrate kidney) and gout pursuant to certain U.S. patent applications filed by the Company and Dr. Hoang.

         During 2001, the Company has and will continue to work with Dr. Hoang on his proprietary herbal formulas and patent applications with a view to developing additional research which can be marketed to the pharmaceutical and nutraceutical industries under agreements similar to that with Phytopharm. In addition, should Phytopharm exercise its option, the Company and Dr. Hoang will continue to work with Phytopharm to develop new products based on the existing patent applications.

         In addition to our work in the pharmaceutical and nutraceutical fields of research, we will continue to add new products to our existing product line. Since fiscal year end, the Company has added four new products to its existing product line, including Imm-Kine (a bacterial cell-wall immunostimulant used for immune support), VascuStatin (a product designed to block new blood vessel growth), Lutein (a product designed to support eye health), and Glucosol (a blood sugar regulating formula). During the third quarter we plan to introduce a new product widely used in Japan to reduce anxiety and stress.

         Management believes that the Company has good relations with all of its current manufacturers and suppliers. During 2001, we experienced a concentration of approximately 70% of our manufacturing with three separate vendors. The Company does not currently have written contracts with any of its manufacturers, but relies on long term personal and professional relationships with its three largest vendors - Horizon Laboratories (40%), M&L Pharmaceuticals (20%), and Softgel Technologies (10%). However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products.

         The Company's future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include the Company's ability to operate profitably, its ability to recruit and train management and personnel, and its ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. Management believes that, given its positive working capital position, the Company can satisfy its cash requirements over the next twelve months from operations if it continues to operate at a profit. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its $1,200,000 line of credit with City National Bank. In addition, the Company has available net operating loss carryforwards of approximately $2,900,000 to offset future taxable income, and continued repayment of notes are expected to act as contributing factors to the Company's profitability.

RECENT DEVELOPMENTS

         During the second quarter, the Company has realigned its sales staff to make a clear delineation between marketing and sales. Judy Loring, N.C., a certified clinical nutrition consultant with over 20 years of sales and marketing experience, is now the Director of Marketing and will be devoting her attention toward marketing in an effort to increase sales. We plan to hire at least one other sales person during 2001. If personnel are added or transitioned into management positions, the Company will experience an increase in payroll and related costs, and/or, if the services of outside management consultants are utilized, an increase in costs due to consulting fees.

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

         As of August 1, 2001, the principal balance of our outstanding line of credit is approximately $622,000 down from $980,477 at December 31, 2000. We will continue to pay down the line, as cash becomes available through operations. On June 28, 2001, the interest rate charged for the line was reduced from 9% to 8.75%.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On June 29, 2000, Joseph Breslin, one of the company's shareholders, filed a complaint against the Company and its former director, Arnold Takemoto, in Superior Court of the State of Arizona, County of Maricopa. The Complaint arose out of alleged misrepresentations of Arnold Takemoto in connection with the sale of Common Stock to Mr. Breslin in 1998. The complaint alleged causes of action for securities fraud, breach of fiduciary duty, misrepresentation and unjust enrichment. To avoid the costs of prosecution, the Company entered into a settlement agreement and release with Mr. Breslin on June 7, 2001, at the expected cost of litigation, without admitting liability on the allegations. The settlement agreement required an initial payment of $25,000, with ten consecutive monthly payments thereafter of $5,000 each. The current outstanding balance under the settlement agreement is $40,000.

         In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnify NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies has now filed a Motion for Rehearing and Request for Oral Argument. NutriCology had requested reimbursement of attorneys' fees, which were denied. NutriCology has appealed that decision, and that appeal is still pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         As part of a former employee's separation agreement, 50,000 shares of common stock valued at $7,500 was issued to him on June 8, 2001 in lieu of compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the six months ended June 30, 2001.

Item 5. OTHER INFORMATION

         Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         None.

    (b) Reports on Form 8-K

    A Current Report on Form 8-K filed July 9, 2001 was filed with the Commission under Item 5 (other information), regarding the refinancing of the line of credit to City National Bank from Aerofund Financial, Inc. on May 17, 2001.

                          ALLERGY RESEARCH GROUP, INC.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALLERGY RESEARCH GROUP, INC.
                                                Registrant



Dated:  August 6, 2001

                                                By: /s/ Stephen A. Levine
                                                    -------------------------
                                                    Chief Executive Officer