Form 10QSB
period 2001-09-30
ALLERGY RESEARCH GROUP INC
filed 2001-11-13
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _______________________
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

(Issuer's telephone number) (800) 545-9960.
                            ---------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,105,355 shares of Issuer's voting common stock were outstanding on November 9, 2001.

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


ITEM 1. FINANCIAL STATEMENTS

                                ALLERGY RESEARCH GROUP, INC.
                           (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                 CONSOLIDATED BALANCE SHEETS

                                                                          September 30,    December 31,
                                                                              2001             2000
ASSETS                                                                   --------------   --------------
                                                                           (unaudited)
Current Assets
   Cash and Cash Equivalents                                             $    76,491      $   188,648
   Accounts Receivable, Net of Allowances for Doubtful Accounts and
      Returns, $123,349 and $190,403                                         844,132          797,792
   Inventories                                                             1,329,802        1,233,692
   Prepaid Income Taxes                                                       11,600           10,800
   Prepaid Expenses and Other Current Assets                                 183,398           94,399
   Deferred Tax Assets                                                       220,460          123,550
                                                                         ------------     ------------
Total Current Assets                                                       2,665,883        2,448,881

Property and Equipment, Net                                                  545,168          690,677

Other Assets
   Deposits                                                                   21,410           21,410
   Due From Officers                                                         137,716          148,079
   Cash Surrender Value of Life Insurance                                                      45,290
   Intangible Assets, Net of Amortization of $11,842 and $7,792               15,106           18,831
                                                                         ------------     ------------
Total Other Assets                                                           174,232          233,610
                                                                         ------------     ------------
Total Assets                                                             $ 3,385,283      $ 3,373,168
                                                                         ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                      $   987,668      $   848,187
   Accrued Liabilities                                                       153,536          256,466
   Line of Credit  (Note 3)                                                  572,064          980,477
   Capital Lease Obligation, Current Obligation                               47,746           47,746
   Income Taxes Payable                                                          725              725
                                                                         ------------     ------------
Total Current Liabilities                                                  1,761,739        2,133,601

Long-Term Liabilities
   Capital Lease Obligation, Noncurrent Obligation                            64,996          103,861
                                                                         ------------     ------------

Total Liabilities                                                          1,826,735        2,237,462

Stockholders' Equity
   Preferred Stock, $0.25 Par Value, Authorized 1,000,000 Shares,
      Issued and Outstanding                                                    None             None
   Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares,
      Issued and Outstanding, 15,105,355 and 15,055,355                       15,105           15,055
   Additional Paid In Capital                                              1,141,377        1,133,927
   Retained Earnings (A Deficit)                                             402,066          (13,276)
                                                                         ------------     ------------
Total Stockholders' Equity                                                 1,558,548        1,135,706
                                                                         ------------     ------------
Total Liabilities and Stockholders' Equity                               $ 3,385,283      $ 3,373,168
                                                                         ============     ============

See Notes to Condensed Consolidated Financial Statements.


                                         ALLERGY RESEARCH GROUP, INC.
                                    (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                        CONSOLIDATED INCOME STATEMENTS
                                                  (UNAUDITED)

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                          -------------                        -------------
                                                     2001               2000               2001               2000
                                                 -------------      -------------      -------------      -------------
Revenues                                         $  2,974,478       $  2,957,837       $  8,862,155       $  9,001,350
Cost of Sales                                       1,824,648          1,766,120          5,334,358          5,445,888
                                                 -------------      -------------      -------------      -------------
Gross Profit                                        1,149,830          1,191,717          3,527,797          3,555,462

Operating Expenses
   Selling, General & Administrative                  995,749            921,067          2,945,187          2,940,785
   Research & Development                              45,994             62,062            135,567            244,149
                                                 -------------      -------------      -------------      -------------
Total Operating Expenses                            1,041,743            983,129          3,080,754          3,184,934
                                                 -------------      -------------      -------------      -------------

Operating Income                                      108,087            208,588            447,043            370,528

Other Income (Expense)
  Interest Income                                       2,700                  0              8,385                  0
  Interest Expense                                    (17,334)           (24,888)          (136,996)          (107,909)
                                                 -------------      -------------      -------------      -------------
Net Income                                             93,453            183,700            318,432            262,619

Provision (Benefit) For Income Taxes                                     (91,916)           (96,910)           (91,916)
                                                 -------------      -------------      -------------      -------------
Net Income Available to Common Stockholders      $     93,453       $    275,616       $    415,342       $    354,535

Weighted Average Common Shares Outstanding:        15,105,355         15,055,355         15,076,417         15,055,355

Basic Income Per Common Share                    $        .01       $        .02       $        .03       $        .02


See Notes to Condensed Consolidated Financial Statements.


                                         ALLERGY RESEARCH GROUP, INC.
                                    (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                      2001            2000
                                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                         $ 415,342       $ 354,535
                                                                                                   ----------      ----------
   Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities
      Depreciation and Amortization                                                                  167,221         165,714
      Stock Issued to Former Employee                                                                  7,500               0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                                     (46,340)        (32,487)
      (Increase) Decrease in Inventories                                                             (96,110)       (202,529)
      (Increase) Decrease in Prepaid Expenses and Other Current Assets                               (89,799)        (84,108)
      (Increase) Decrease in Deferred Tax Assets                                                     (96,910)        (91,916)
      (Increase) Decrease in Deposits                                                                      0           7,000
      (Increase) Decrease in Cash Surrender Value of Life Insurance                                   45,290               0
      Increase (Decrease) in Accounts Payable & Accrued Liabilities                                   36,551        (323,379)
                                                                                                   ----------      ----------
   Total Adjustments                                                                                 (72,597)       (561,705)
                                                                                                   ----------      ----------
Net Cash Flows Provided By (Used In) Operating Activities                                            342,745        (207,170)

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                                             (17,988)        (81,557)
   Repayments From (Advances To) Officers                                                             10,364          (2,108)
                                                                                                   ----------      ----------
Net Cash Flows Used In Investing Activities                                                           (7,624)        (83,665)

Cash Flows From Financing Activities
   Proceeds From Line of Credit                                                                       74,604         348,893
   Repayments on Line of Credit                                                                     (483,017)              0
   Repayments on Capital Lease Obligations                                                           (38,865)        (58,182)
                                                                                                   ----------      ----------
Net Cash Provided By (Used In) Financing Activities                                                 (447,278)        290,711
                                                                                                   ----------      ----------

Increase (Decrease) in Cash and Cash Equivalents                                                    (112,157)           (124)

Cash and Cash Equivalents, Beginning of Period                                                       188,648          55,356
                                                                                                   ----------      ----------

Cash and Cash Equivalents, End of Period                                                           $  76,491       $  55,232
                                                                                                   ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                     (FORMERLY SCOTTSDALE SCIENTIFIC, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Note 1 - The accompanying unaudited Consolidated Financial Statements of
         Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2000, filed with the Company's Annual Report on Form 10-KSB on April 2, 2001.

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

         The computation of basic income (loss) per share is as follows:

                                                     Three Months    Three Months     Nine Months     Nine Months
                                                        Ended           Ended            Ended           Ended
                                                       9/30/01         9/30/00          9/30/01         9/30/00
                                                       -------         -------          -------         -------
         Numerator-Net Income (Loss) Available
         to Common Stockholders                     $    93,453      $   275,616      $   415,342      $   354,535
                                                    ===========      ===========      ===========      ===========

         Denominator-Weighted Average Number
         of Common Shares Outstanding                15,105,355       15,055,355       15,076,417       15,055,355
                                                    ===========      ===========      ===========      ===========

         Basic Income Per Common Share              $      0.01      $      0.02      $      0.03      $      0.02
                                                    ===========      ===========      ===========      ===========

Note 3 - On May 17, 2001, the Company entered into an agreement with City National Bank to replace the former line of credit with Aerofund Financial, Inc. and to provide additional funding if needed. The replacement line of credit is for twelve months for up to $1,200,000, bearing interest at prime plus two percent (2%) computed on a monthly basis. The City National Bank prime rate at September 30, 2001 was 6%. Interest is due monthly. The agreement matures on June 5, 2002, at which time it will be renegotiated or paid in full. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company.

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

         PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

         The Company's net sales were $2,974,478 for the third quarter and $8,862,155 for the nine months ended September 30, 2001, compared with $2,957,837 and $9,001,350, respectively, for the same periods in 2000. Due to the introduction of new products, the Company showed a moderate increase of $16,641 in the third quarter during a time when the supplement industry was experiencing decreasing sales. Products introduced in the third quarter were DIM and 200 mg of Zen. We continue to show positive results with VascuStatin, Imm-Kine and Eurocel introduced earlier in the year. The decrease of $139,195 for the nine-month period is driven by the decrease in sales from the first quarter. This decrease was caused by the aforementioned general downturn of sales in the industry and because of the financial difficulties of two of our customers who distribute product to health food stores. These customers now have secured COD terms and are consequently ordering less in 2001.

         Cost of sales increased $58,528 to $1,824,648 for the three months ended September 30, 2001, compared to $1,766,120 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 cost of sales decreased $111,530 from $5,445,888 in 2000 to $5,334,358 in 2001. Cost of materials as a percentage of sales for the third quarter increased approximately 2% compared to the same period last year due to a close out sale of discontinued product and because the volume of capsules in each container of selected products has been increased without passing the cost on to the consumer. The volume change was made in an effort to increase the value of the product in anticipation of generating increased sales. Gross profit margins decreased approximately 1.6% for the third quarter and increased .3% for the nine-month period, approximating 40% for 2001. The Company has been successful over the past couple of years in increasing the gross profit margin percentages.

         During the quarter and nine-month periods ended September 30, 2001, the Company recorded net income of $93,453 and $415,342, respectively, compared to net income of $275,616 and $354,535, respectively, for the same periods in 2000. The decrease of $182,163 for the third quarter is due to increases in selling and general and administrative expenses offset by reductions in research and development and interest expense for the third quarter 2001 compared to the same quarter last year. The increase of $60,807 for the nine-month period is predominately due to a reduction of research and development expenses offset by an increase in interest expense for the nine-month period ending September 30, 2001 compared to the same period ending September 30, 2000.

         The Company renegotiated the line of credit which significantly reduced interest expense beginning in June 2001 reflecting a decrease of approximately $7,500 for third quarter compared to the same period last year. Interest expense increased approximately $29,000 for the nine months ended September 30, 2001, as compared to September 30, 2000 as a result of the Company's outstanding line of credit balance during the period, and the above market interest rate the Company was paying for that line of credit prior to renegotiating the loan. The line of credit is used to finance accounts receivable and inventory.

         As of September 30, 2001, the Company recorded a deferred tax asset of $220,460 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2000, the Company had approximately $2,900,000 and $2,600,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2018.

LIQUIDITY AND CAPITAL RESOURCES

         NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

         At September 30, 2001, the Company had positive working capital of $904,144, compared to a working capital at September 30, 2000 of $299,185. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses, and as evidenced by a decrease in outstanding accounts payable to $987,668 at September 30, 2001 from $1,163,150 at September 30, 2000. The Company continues to finance its inventory and accounts receivable under a line of credit and through its income from operations. The line of credit outstanding at September 30, 2001 was $572,064 compared to $956,898 at September 30, 2000.

         Net cash flow provided by operating activities was $342,745 for the nine months ended September 30, 2001. This was primarily the result of net income of $415,342, increased by depreciation expense of $167,221, cash received for life insurance surrendered of $45,290 and an increase in accounts payable and accrued liabilities of $36,551. These figures were offset by an increase in accounts receivable of $46,340, inventory of $96,110, prepaid expenses and other assets of $89,799, and deferred tax assets of $96,910. Net cash flow used in operating activities for the nine months ended September 30, 2000 was $207,170, due to net income of $354,535 and depreciation of $165,714. This was offset by an increase in inventory of $202,529, prepaid expenses and other assets of $84,108, deferred tax assets of $91,916, and a decrease in accounts payable and accrued liabilities of $323,379.

         Net cash flow used in investing activities was $7,624 and $83,665 for the nine months ended September 30, 2001 and September 30, 2000, respectively, which was used primarily for the acquisition of property and equipment, offset in 2001 by repayments from officers of $10,364.

         Net cash flow used in financing activities was $447,278 for the nine months ended September 30, 2001, representing advances drawn on the line of credit of $74,604 and repayments under the line of credit and capital lease obligations of $521,882. Net cash flows provided by financing activities was $290,711 for the nine months ended September 30, 2000, representing advances drawn on the line of credit of $348,893 offset by repayments under capital lease obligations of $58,182.


PLAN OF OPERATION

         The Company plans to continue its expansion into the field of research on pharmaceuticals and nutraceuticals in association with Dr. Ba Hoang, MD, Ph.D. In October 2000, the Company and Dr. Hoang jointly entered into an agreement with Phytopharm PLC and Phytotech Limited, of England (collectively, "Phytopharm"), whereby the Company and Dr. Hoang granted Phytopharm an irrevocable option for an exclusive, world-wide license to manufacture and sell products derived from certain materials and chemicals for the treatment of asthma, chronic idiopathic thrombocytopenic purpura ("ITP") - a hemorrhogic disorder in which there is a pronounced reduction in circulating blood platelets which, in the form of purpura, is characterized by hemorrhages into the skin, mucous membranes, internal organs and other tissues, chronic Glomerulonephritis ("GC") - a form of nephritis (inflammation of the kidney) in which the lesions involve primarily the glomeruli (a tuft of capillaries situated at the origin of a vertebrate kidney) and gout pursuant to certain U.S. patent applications filed by the Company and Dr. Hoang.

         During 2001, the Company has continued to work with Dr. Hoang on his proprietary herbal formulas and patent applications with a view to developing additional research, which can be marketed to the pharmaceutical and nutraceutical industries under agreements similar to that with Phytopharm. In addition, should Phytopharm exercise its option, the Company and Dr. Hoang will continue to work with Phytopharm to develop new products based on the existing patent applications.

         In addition to our work in the pharmaceutical and nutraceutical fields of research, we continue to add new products to our existing product line. Since fiscal year end, the Company has added six new products to its existing product line. During the third quarter, the Company added 200 mg of Zen (a promising new product that is widely used in Japan to reduce anxiety and stress) and DIM (which helps to regulate and promote a more efficient metabolism of estrogen and an optimal ratio of estrogen metabolites). Earlier in the year we added Imm-Kine (a bacterial cell-wall immunostimulant used for immune support), VascuStatin (a product designed to block new blood vessel growth), Lutein (a product designed to support eye health), and Glucosol (a blood sugar regulating formula). VascuStatin and Imm-Kine now comprise approximately 6% of our monthly sales.

         Management believes that the Company has good relations with all of its current manufacturers and suppliers. During 2001, we experienced a concentration of approximately 70% of our manufacturing with three separate vendors. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships with its three largest vendors - Horizon Laboratories (40%), M&L Pharmaceuticals (20%), and Softgel Technologies (10%). However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement does not affect the financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material effect on the financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement does not affect the financial statements.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material effect on the financial statements.

RECENT DEVELOPMENTS

         The Company has realigned its sales staff to make a clear delineation between marketing and sales. Judy Loring, N.C., a certified clinical nutrition consultant with over 20 years of sales and marketing experience, is now the Director of Marketing and will be devoting her attention toward marketing in an effort to increase sales. In an effort to control costs and to shift our efforts to marketing rather than direct sales, two of the outside sales staff positions were eliminated during the fourth quarter of this year. Inside sales people will now cover their territories through telemarketing. Our marketing strategy now includes the following steps: When a new product with potential wide appeal is introduced, a new product information sheet is sent to the top 5,000 customers and the product sheet is sent out in the box with product orders. The new product is highlighted in newsletters and at trade shows, an introductory discount is offered, and the product gets front listing on our web page (www.nutricology.com).

         As of September 30, 2001, the principal balance of our outstanding line of credit is $572,064 down from $980,477 at December 31, 2000. We will continue to pay down the line, as cash becomes available through operations. On October 3, 2001, the interest rate charged for the line was reduced from 8% to 7.50%.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnify NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies has now filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology had requested reimbursement of attorneys' fees, which were denied. NutriCology appealed that decision, and won. A hearing has been set to determine the amount of the fees the Company can recover.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         As part of a former employee's separation agreement, 50,000 shares of common stock valued at $7,500 was issued to him on June 8, 2001 in lieu of compensation. This issuance of shares to a former officer was made under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the nine months ended September 30, 2001. On October 31, 2001, the Company held its annual meeting of shareholders at which the shareholders voted to re-elect each of the Company's directors and ratified the selection of the Company's independent auditor for the fiscal year ending December 31, 2001.

Item 5. OTHER INFORMATION

         Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         None.

    (b) Reports on Form 8-K

         A Current Report on Form 8-K was filed with the Commission on July 9, 2001 under Item 5 (other events) disclosing the refinancing of the Company's line of credit.

                          ALLERGY RESEARCH GROUP, INC.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLERGY RESEARCH GROUP, INC.
                                                    Registrant



Dated:  November 13, 2001
                                                    By: /s/ Stephen A. Levine
                                                        -----------------------
                                                        Chief Executive Officer