Form 10KSB
period 2001-12-31
ALLERGY RESEARCH GROUP INC
filed 2002-04-01
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                 For the transition period from _____________ to _______________

                         Commission file number 0-27227

                          ALLERGY RESEARCH GROUP, INC.
                 (Name of small business issuer in its charter)

         Florida                                              13-3940486
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification number)

30806 Santana Street, Hayward, California                        94544
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (800) 545-9960

Securities registered under Section 12(b) of the Act:

                    Title of each class           Name of each exchange on which
                                                    Each class is registered

                          None.                     NASD OTC Bulletin Board

Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [x]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $11,749,199

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 8, 2002 was $0.13, based on the last sale price of $0.12 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 8, 2002, Registrant had outstanding 15,105,355 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):    Yes [ ]    No [X]

                                TABLE OF CONTENTS

PART I

ITEM 1.      DESCRIPTION OF BUSINESS...........................................1
   BACKGROUND..................................................................1
   THE COMPANY.................................................................1
   BUSINESS PLAN...............................................................2
   PRODUCTS AND SERVICES.......................................................3
   INDUSTRY OVERVIEW..........................................................10
   COMPETITION................................................................12
   MARKET STRATEGIES..........................................................13
   REGULATION.................................................................14
   EMPLOYEES..................................................................15
   INTELLECTUAL PROPERTY......................................................16
ITEM 2.      DESCRIPTION OF PROPERTY..........................................16

ITEM 3.      LEGAL PROCEEDINGS................................................16


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............16


ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........17
   MARKET INFORMATION.........................................................17
   HOLDERS....................................................................17
   DIVIDENDS..................................................................17

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........18
   GENERAL....................................................................18
   RESULTS OF OPERATIONS......................................................18
   LIQUIDITY AND CAPITAL RESOURCES............................................19
   RECENT ACCOUNTING PRONOUNCEMENTS...........................................21

ITEM 7.      FINANCIAL STATEMENTS.............................................22


ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................22


ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......23
   KEY EMPLOYEES..............................................................24
   MEDICAL ADVISORY BOARD.....................................................25
   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................26

ITEM 10.     EXECUTIVE COMPENSATION...........................................26
   REMUNERATION PAID TO EXECUTIVES............................................26
   REMUNERATION PAID TO DIRECTORS.............................................27
   EMPLOYMENT AGREEMENTS......................................................27
   EMPLOYEE BENEFITS..........................................................28

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...29


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................29


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................30


SIGNATURES....................................................................31

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

      Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), through its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to approximately 4,000 physicians and health care practitioners worldwide. For instance, ARG was the first in the U.S. to introduce numerous specialty products including melatonin, a neurohormone, germanium sesquioxide (a trace mineral), AntiOx(TM), a broad-spectrum antioxidant and Buffered Vitamin C. Buffered Vitamin C was tested at the Haight Ashbury Clinic in San Francisco as a nutritional supplement for its value (associated with medical treatment) for opiate and stimulate abusers. Overall, the tests indicate that Buffered Vitamin C is beneficial in detoxification and aftercare programs, including discouragement of resumption of drug abuse.

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

      Healthcare professionals worldwide recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners world-wide, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philipines, Russia, South Africa and Singapore.

      We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts and to retailers. See "Market Strategies" below. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids.

      The Company's principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and its telephone number is (800) 545-9960.

BUSINESS PLAN

      COMPANY GROWTH STRATEGY

      We intend to expand the Company's position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) implement a comprehensive e-commerce plan. The Company believes that its history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position it to be a long-term competitor in the vitamin and nutritional supplements industries.

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

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions. In 2001 and 2000, respectively, we spent $195,471 and $132,885, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of pharmaceuticals and nutraceuticals should enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

      As a result of the Company's product development history, we believe that it has built a reputation in the nutritional supplement industry for innovation in both branded and private label products. Based on feedback from our professional customers around the world, we believe Allergy Research Group(R)/NutriCology, Inc. is recognized worldwide for the quality, purity and efficacy of its targeted nutritional supplement line. In addition, the Company was among the first U.S.-based companies to introduce numerous specialty products, including melatonin and Buffered Vitamin C. The Company is in various stages of development with respect to new product concepts that we anticipate will augment both our existing domestic and international product lines. Recently, through Dr. Levine, the Company has become more focused on researching and developing broad-spectrum immune products. (A broad-spectrum immune product is one that is varied in its ability to enhance a wide range of protective mechanisms of immune function against pathogens, bacteria, virus, fungus, protozoan and cancer.) Building from this focus on broad-spectrum immune products the Company has expanded the market created for anti-angiogenics, specifically with a bindweed-based product called VascuStatin.

      MANUFACTURING AND PRODUCT QUALITY

      Our purpose is to improve the quality of life for our customers through scientifically based innovation, purity of ingredients, education and outstanding service. Our products are designed to be the purest and highest quality obtainable and are generally made without yeast, corn, wheat, soy, dairy products, flavorings, colors, salt, sugar, starch, common preservatives, binders and excipents. To ensure optimal stability, our products are stored in a humidity and temperature-controlled environment. We rely on scientific research and collaboration with other experts in the biomedical field to insure state of the art, hypoallergenic, when possible, formulations containing the purest, highest quality ingredients.

      The Company currently does not have facilities for the manufacture of encapsulated and liquid products, and we are using outside vendors for this purpose. As of December 31, 2001, a concentration of approximately 56% of our manufacturing was distributed among four separate vendors. Horizon Laboratories acts as our largest manufacturer and supplier of raw materials at 30%, with M&L Pharmaceuticals at 10%, and Softgel Technologies and ABCO Laboratories, Inc. acting as our third and fourth largest vendors, both at 8%. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

      Approximately 70% of our products, consisting of capsules and tablets, are packaged at and distributed from the Company's 19,940 square foot warehousing and packaging facility located in Hayward, California (the "Hayward Facility"). The Hayward Facility was leased by the Company for five years commencing June 1, 1998, and consists of approximately 5,500 square feet of office space. The lease allows for an increase of 5% every 15 months. In 2001, the Company paid $29,548 per month for its facilities. The next scheduled rent increase is effective April 1, 2002. The rental expense is offset by sublease income of $8,320 from the sublease of one of our warehouse facilities. We continued in 2001 to upgrade our facilities and enhance our packaging capabilities through new equipment and technological improvements in order to meet the demands of our customers. Our outside manufacturers package our liquid products and encapsulate our powder products.

PRODUCTS AND SERVICES

      Our vitamin and nutritional supplement line consists of more than 200 products. The Company's product catalog includes the following categories: Amino Acids, Antioxidant Formulas, Bioenergetic Nutrients, Bioflavonoids, Brain Support Products, B Vitamins, Comprehensive Nutrient Formulas, Essential Fatty Acids, Gastrointestinal Health Products, Immune Support, Liver Support Products, Mulitple Vitamin / Mineral Products, Musculoskeletal Products, Organic Glandulars, Selenium Products, Specialty Products, Vitamin C products. A brief description of each of these categories appears below, including descriptions of some of our most popular products.

      Approximately 75% of the products discussed below were formulated by Allergy Research Group/NutriCology and are manufactured and distributed by the Company. Another 25% of the products are produced by other companies in the industry and distributed by the Company through licensing agreements. Most notably, we license the distribution rights for ProGreens(R), a fresh, nutrient-rich whole food concentrate, which is gluten-free and contains no egg, dairy or animal products, no yeast, malto-dextrin, barley malt or simple sugar, no preservatives, and no artificial flavoring or coloring; OralMat, a product based on an extract of the rye plant; Eurocel(R), a product made from Korean and Chinese herbs that have been used historically in Oriental medicine; and VascuStatin, a product made from bindweed, shown to potentially assist in supporting the inhabitation of angiogenisis.

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

      AMINO ACIDS

      Amino acids exist in all living cells and chains of amino acids make up protein. They make up a great portion of our skin, hair, nails, muscle tissue and internal organs. Our brain and heart are especially high in protein. The body uses amino acids in the production of neurotransmitters in the brain, several hormones, a variety of enzyme and metabolic processes, the formation of antibodies, as well as for the production of non-essential amino acids. Essential amino acids are the amino acids the body does not produce and it is necessary to get them from the diet or a supplement. Non-essential and semi-essential amino acids are produced by the body; however, higher amounts may be necessary during times of increased physical or emotional stress, illness or imbalance. The amino acid products produced by Allergy Research Group(R) are easily absorbed into the system.

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

      BIOENERGETIC NUTRIENTS

      The production of energy begins in a particular organ inside of our cells. That organ is known as the mitochondria. Inside the mitochondria, with assistance of enzymes from the Krebs cycle, carbohydrates and fatty acids are metabolized into Adenosine Triphosphate (ATP). ATP is considered a cofactor and a modulator of activity of some enzymes and can be thought of as cellular currency. Included in this category is the product ProGreens(R), which is formulated with the highest quality green foods, premium adaptogenic herbs and antioxidant bioflavonoids, to provide a broad-spectrum nutritional support from natural food factors not found in isolated vitamins or mineral concentrates. ProGreens(R) is marketed in a variety of forums under the Company's NutriCology label.

      The Company produces a hypoallergenic product using germanium, which is a semimetallic element in the same family as carbon, silicon, tin and lead. Germanium sesquioxide may be used in the treatment of anemia, a blood condition involving abnormal oxygen carrying potential. Allergy Research Group(R) was the first company in the United States to introduce germanium sesquioxide. We currently produce germanium in both powder and capsule form.

      BIOFLAVONOIDS

      The bioflavonoids are the biologically active flavonoids. (A flavonoid is any of a large group of plant substances that includes the anthocypanins, a class of flower pigments.) Bioflavonoids are important nutritional factors, and are part and parcel of just about every plant on Earth. They are important protective and regulatory factors in plant metabolism, and from their widespread distribution are likely to have been an integral part of the human diet ever since humans appeared. We believe that this co-relationship with humans over the course of evolution is consistent with the many benefits to homeostasis that they seem to offer, although scientific research on this relationship is still in development stages. Certainly, they are complex chemically, and can play a variety of roles in human metabolism. They are potent antioxidants, and many also display metal binding activity, a property that may contribute to their antioxidant effects. Bioflavonoids are required for the proper absorption of Vitamin C, and increase Vitamin C's effectiveness. They are also thought to improve immunity, fight cancer, reduce inflammation and strengthen capillaries.

      BRAIN SUPPORT PRODUCTS

      The "brain support" formulas produced by the Company are designed to enhance brain function, improving memory, supporting the central nervous system and aiding in the production of neurotransmitters in the brain. Included in this group of products is Melatonin, which was first introduced into the U.S. health food and professional market by Allergy Research Group(R). Melatonin has many nutritional benefits. However, its main function in the body is to support the aspects of brain chemistry involved in sleep.

      The Company's newest "brain support" product, 200 mg of Zen, contains a significant quantity of both gamma-aminobutyric acid (GABA) and theanine (glutamic acid gamma-ethylamide), an amino acid derivative found naturally in green tea (Camellia sinensis). 200 mg of Zen provides a source of dietary ingredients that may provide stabilization of mood and a feeling of alert relaxation.

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

      The B vitamins function as co-enzymes: they assist the enzymes, our biological catalysts, in implementing the tens of thousands of biochemical reactions and metabolic pathways that make life possible. Some of those enzyme functions include energy production, conversion of carbohydrates to glucose and assisting other nutrients in the metabolism of fat and protein. In addition, B vitamins are essential to optimal functioning of the central nervous system, as the body uses B vitamins during physiological response to stress and fatigue. Adequate levels of B vitamins are also especially important for the formation of healthy hair and skin, and optimal functioning of the eyes and liver. The B vitamins, potentially promoting efficient bowel functions, support the general muscle tone of gastrointestinal tract.

      Included in the B vitamin group are the following: B1 (thiamin), B2 (riboflavin), B3 (niacin), B5 (pantothenic acid), B6 (pyridoxine), B12 (cyanocobalamin), chlorine, inositol, PABA, orotic acid, pangameic acid, and B17 (laetrile). Biotin and folic acid are intimately involved in many of the same pathways, and are commonly regarded as quasi-B vitamins.

      COMPREHENSIVE NUTRIENT FORMULAS

      The Company produces a family of products that it refers to as "comprehensive" nutrient formulas. These products include: Complete Immune, Complete Heart, Complete Heart II, and Complete Nerve. (These products are sold as Wholly Immune, Take Heart, and Steady On under the Allergy Research Group(R) label, which is marketed to professionals). Complete Immune is a blend of herbs and nutrients designed to work synergistically to enhance the body's natural immune system, decrease oxidative damage, promote liver detoxification, and to regulate cell division. Complete Heart and Complete Heart II are comprehensive cardiovascular support formulas and are prepared with or without hormones DHEA and Pregnenolone (Complete Heart II does not contain these hormones). Both formulas support general nutrition, ATP (adenosine triphosphate) production, catabolism and homocysteine metabolism, anti-oxidant function and maintenance of serum viscosity and cardiovascular health. Complete Nerve is a comprehensive neurovasular support formula that provides nutrients that have been shown to improve blood and oxygen supply to the brain, potentially improving brain function. This formula provides general nutrition, precursors for the formation of L-dopa and dopamine, support for the generation of neurotransmitters, support of healthy emotional response, increased neuromuscular control and support against oxidative degeneration of central neurons.

      ESSENTIAL FATTY ACIDS

      It has been clear for some time that many individuals in western society consume far too many of their calories as fats. However, portions of the fats we take in actually are important nutrients. These are the "essential fatty acids." This group includes two fatty acids, namely--linoleic acid and alpha-linolenic acid--which appear to have vitamin-like activity: they are essential for metabolism and cannot be produced in the body from simpler molecules. In addition, gamma-linolenic acid (GLA) is a fatty acid intermediate which may help some individuals bypass a "weak-link" in fatty acid metabolism (delta-6-desaturase), so can be classified as "semi-essential."

      High intakes of cholesterol, saturated fats and hydrogenated fats ("trans-fats") may be undesirable, but essential fatty acids are positive factors in a personal program for good health. Allergy Research Group(R) essential fatty acids are derived from the highest quality sources available and every batch of each of the fish oil products is tested for mercury and other potential contaminants.

      GASTROINTESTINAL HEALTH PRODUCTS

      The health and integrity of the epithelial lining of the gastrointestinal tract is important for proper absorption of nutrients, for maintaining healthy microbial balance in the gut, and a state of homeostasis throughout the body. When increased intestinal permeability (also known as "leaky gut") exists within the gastrointestinal tract, an environment conducive to inadequate absorption of nutrients and increased absorption of toxins, pathogenic bacteria and inflammatory substances exists, potentially leading to weakened immunity and compromised health. Dietary supplementation with nutrients the body uses to produce healthy epithelial tissue, regulate transit time and balance microbiology may support gastrointestinal health. Digestive support may also benefit individuals with increased intestinal permeability.

      Increased intestinal permeability is common among individuals with chronic stress, allergies, and microbial infestations. Weakened immunity, including conditions of hypo-immunity and auto-immunity, may involve "leaky gut." Consumption of foods processed with chemical additives and preservatives, having low levels of nutritional value, as well as caffeine and alcohol consumption may lead to an increase in intestinal permeability. The overuse of drugs, both prescription and over the counter, environmental contaminants such as car exhaust, perfumes and cleaning chemicals are also potential avenues to developing increased intestinal permeability.

      The Company's gastrointestinal (GI) health products include a variety of products to support digestion and elimination, intestinal permeability and microbiology. Perm A vite is a formula designed specifically to support the body's production of healthy gastrointestinal lining, necessary in conditions of "leaky gut." Several unique and potent probiotic formulas, as well as a variety of microbial balancing formulas, such as Tricycline, which includes artemesinin, black walnut hulls, citrus seed extract, and berberine sulfate all of which have been shown to adversely affect unfriendly microbes. Probiotic is the term used collectively to describe friendly intestinal bacteria, necessary for GI health.

      Another of the Company's gastrointestinal health products is Earth Dragon, an herbal combination product developed by Dr. Ba Hoang and his family of three generations of Vietnamese doctors. The product includes dried earthworms (Earth Dragons), which are used traditionally in the Vietnamese diet to aid the human digestive system. Recent studies by Professor Joel Weinstock, University of Iowa, support the theory that certain microorganisms may play a key role in modulating intestinal immunity. Weinstock believes that ingesting a very specific species of parasitic worm may be highly effective in the treatment of inflammatory bowel diseases such as ulcerative colitis and Crohn's disease, which are believed to be caused by an overactive immune response to normal intestinal bacteria. Earth Dragon is a proprietary product of Dr. Hoang and is unique to the Company.

      IMMUNE SUPPORT

      The immune system is a complex system involving communication between organs, tissues and chemicals. Its main purpose is to protect the body against foreign invaders, infection, and disease processes. The primary functions of the immune system have been understood for a relatively short period of time. As far as is understood at this time it is thought that the thymus gland (master gland of immunity) grows rapidly for the first two years of life. It continues to grow at a slower rate until puberty. At that time the amount and strength of the T-cells determines the strength of ones immune system. The thymus gland then slowly shrinks with age, lessening the strength of ones immune system. Shrinkage of the thymus (decreasing immunity) can be caused by stress, infection, radiation, and drugs such as cortisone, malnutrition, chronic illness and free-radical damage. Specific nutrients that support the thymus and immune system as a whole may potentially increase ones immunity.

      The Company has some of the most unique products for immune support available today. Lactoferrin, a specific component of bovine colostrum, having a somewhat stimulating effect on the immune system, was introduced to the market by Allergy Research Group(R). Cytolog(R) is a unique complex of peptides selected from bovine colostrum for their molecular weight. These peptides are referred to as "info-peptides" and rather than having direct biological activity on the immune system they seem to inform the body as to what it needs to regulate the immune system. Cytolog(R) is supportive for down regulating auto-immunity as well as supporting conditions of lowered immunity.

      LIVER SUPPORT PRODUCTS

      The liver is a complex organ with a variety of functions. It plays a major role in the detoxification of both endotoxins (metabolically produced toxins) and xenobiotics (environmental toxins). Detoxification is a process involving several different organs and occurs primarily in the liver where toxins, chemicals, cholesterol and fat-soluble toxins are filtered from the blood, using enzymes and the synthesis and secretion of bile. These products generally support the phase I and phase II functions of liver detoxification. In phase I, toxins are neutralized or transformed into intermediates which are then neutralized by the phase II enzymes. In phase II, metabolic chemicals are enzymatically attached (conjugation) to the toxins that are then either neutralized or more easily excreted in the bile and urine. The liver's ability to detoxify potentially harmful substances is directly related to optimal health.

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

      MULTIPLE VITAMIN / MINERAL PRODUCTS

      The Company produces a multi-Vitamin complex, Multi-Vi-Min(R), formulated by Dr. Levine. Multi-Vi-Min(R) was designed to be a hypoallergenic, and many people who cannot tolerate a complex nutrient formula do well with the formula. The formula comes in three varieties, one containing copper and iron, one without those ingredients, and a formula especially for children. In addition, the Company produces and markets a number of other multi-Vitamin and mineral products on the premise that a quality multiple vitamin/mineral supplement is a must for everyone. These products include calcium, magnesium, zinc and potassium based products, as well as two forms of OcuDyne, a formula created exclusively for Allergy Research Group(R) by Jonathan Wright, M.D. and Alan R. Gaby, M.D. OcuDyne is a formula designed to support the structure and various functions of the eye.

      MUSCULOSKELETAL PRODUCTS

      The Company produces a variety of musculoskeletal products designed to support connective/joint tissue. Connective tissue is present in varying degrees in all organs of the body. The term "connective tissue" refers to the various types of tissue that make up the joints, tendons, ligaments, and even the web that holds all cells together. As a part of this group of products, the Company also produces a calcium product designed to support the production of healthy bone tissue.

      A new product the Company has developed, InflaMed, aims to helps maintain healthy joint tissue by supporting the reduction of pain associated with inflammation, proinflammatory mediators (e.g. prostaglandins, thromboxanes, etc.) and reduce inflammatory response by maintain detoxification systems as well as reducing oxidative stress damage induced by inflammation.

      ORGANIC GLANDULARS

      Glandular tissues can be rich sources of nutrients, enzymes and other factors that support specific gland-related metabolism and physiological function. When prepared with sufficient technical sophistication and sensitivity to their delicate nature, some of these glandulars can retain a significant portion of their biological activity. Allergy Research Group(R) glandular products are produced from government inspected, range-grazed animals raised in New Zealand, without the use of pesticides, hormones and antibiotics, and are BSE free. Our glandulars are lyophilized (freeze-dried), which means the material is frozen, then subjected to a high vacuum that vaporizes moisture directly from the solid state, thereby maintaining its biological activity. They are highly potent and are generally well-tolerated.

      SELENIUM PRODUCTS

      The Company produces Selenium-based products. Selenium is an essential trace element that is "redoxactive," (i.e., highly active in electron exchange reactions.) Antioxidant enzymes specialize in electron exchange reactions that help protect the cells and tissues from free radicals and other oxidative "electron stealers." Selenium is an essential component of glutathione peroxidase, being located at the "active site" of this major antioxidant enzyme. Selenium products include a liquid sodium selenite and are encapsulated selenium from kelp.

      SPECIALTY PRODUCTS

      We also produce and/or distribute a number of "specialty items" which do not fall into our general product categories. These products include a HomoCysteine Metabolism Formula, which provides a good source of folic acid and B vitamins to facilitate the breakdown of homocysteine (a toxic amino acid that can cause vascular disease, playing a role in stroke, myocardial infarction (heart attack), and carotid artery damage among others) back into methionine and other metabolites. Methionine is one of the sulfur-containing amino acids (cysteine and cystine are others) and is important for many bodily functions. Through its supply of sulfur, it helps prevent problems of the skin and nails. It acts as a lipotropic agent to prevent excess fat buildup in the liver and the body, is helpful in relieving or preventing fatigue, and may be useful in some cases of allergy because it reduces histamine release. It also may help lower an elevated serum copper level. Methionine is of concern mainly because it is the limiting, or the least abundant, amino acid in most foods.

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

      The Company has a new product developed by SoftGel Technologies called Glucosol(TM). Glucosol(TM) is a unique standardized leaf extract of Lagerstroemia speciosa L., a traditional herb from Asia. Processed by water extraction and standardized to 1% corosolic acid per softgel, Glucosol(TM) offers superior potency. Corosolic acid, the active triterpenoid, has been studied for its blood sugar-lowering effects since the 1930's. Recent Japanese and American Studies have shown that Glucosol(TM) regulates blood sugar by supporting the body in improving glucose metabolism and activating glucose transport and uptake. Our unique, all natural softgel formulation provides optimum efficacy and enhanced absorption. Maximum effects occur within the first 15 days of supplementation, and blood glucose levels remain low for a period of time after supplementation is discontinued. In addition, Glucosol(TM) has been shown to support the body in improving carbohydrate metabolism, thereby potentially being valuable in weight reduction programs.

      Other "specialty products" include three hypoallergenic products known as NAC (N-Acetyl-L-Cysteine), an antioxidant closely related to L-cysteine but more stable, Saw Palmetto Complex, which provides the highest quality standardized Saw Palmetto extract available together with other active nutrients that complement its action, and Super Immuno Complex(TM), a daily high-potency nutritional supplement package designed to boost the body's immune system, antioxidant and essential fatty acid status, and benefiting overall nutritional intake. NAC, when taken orally, will raise blood and tissue cysteine levels. Cysteine is important for homeostasis, being a key antioxidant, a glutathione pre-cursor and a natural source of sulfur for metabolism. Saw Palmetto extract is a lipophilic extract of saw palmetto berries, which act as an anti-inflammatory in the treatment of benign prostate enlargement.

VITAMIN C PRODUCTS

      Vitamin C is the body's most important water-soluble antioxidant nutrient and is involved in a wide variety of biochemical reactions throughout the body. Included in its functions is the synthesis of collagen, the basis of connective tissues, found in virtually every cell of the body. Vitamin C possesses antioxidant properties and because of its molecular structure, is able to donate hydrogen atoms from two hydroxyl positions to neutralize free radicals. In addition, the body uses Vitamin C during detoxification and inflammation processes, as well as immune system functions including: the production of white blood cells, histamine release and degradation, the reduction of glutathione and the metabolism and protection of several other nutrients. In combination with other nutrients, Vitamin C also supports the production of some neurotransmitters.

      Allergy Research Group(R) has pioneered the development of buffered Vitamin C products, and continues to offer the purest and least allergenic Vitamin C products available anywhere. In addition to its hefty content of ascorbic acid, our buffered Vitamin C also supplies potassium and the macrominerals calcium and magnesium at approximately one half of the RDI per level teaspoon. Due to its generous complement of calcium (350 mg per teaspoon), supplementation with our buffered Vitamin C may be desirable for individuals who do not regularly consume dairy products. Developed by Dr. Levine, the unique beet source makes Buffered Vitamin C well-tolerated by individuals unable to tolerate other sources of Vitamin C. The latest addition to our Buffered Vitamin C products is a unique cassava root (of the potato family) source Buffered Vitamin C. Both the beet and cassava root sources are formulated with carbonates of potassium, calcium and magnesium, giving it an acid-alkaline buffering action (pH 7.0 in water), potentially improving bowel tolerance and minimizing hyperacidity.

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

      Despite growth through 1998, industry sources indicate that the growth rate in the nutritional supplement industry slowed significantly in 1999. We believe this slowdown is partially due to a decline in sales at the retail level of St. John's Wort and other herbal products that were in greater demand in the first half of 1998, largely as a result of media attention, and to a more generalized industry-wide slowing of growth across most product categories. As a result, orders to manufacturers and suppliers were reduced in 1999.

      According to Nutritional Outlook, in 2000, overall sales of natural products increased by 7.5%. The global demand for nutritional products in 2000 was $140 billion. Of that, $21 billion was attributable to sales of vitamins and minerals. Sales of mineral products grew approximately 8% from 1999, while sales of vitamins grew approximately 2%. In the United States, which represented the most significant international market for nutritional products, vitamins were the top item in supplement sales during 2000, representing 35% of the U.S. supplement market.

      The Nutritional Business Journal reported that dietary supplements were sold primarily through mass merchandisers and natural food stores, which each accounted for one-third of the market. Sales by professionals accounted for 6.5% of the market in 2000.

      According to the National Nutritional Foods Association and the Nutritional Business Journal, the U.S. nutrition industry is a $48 billion industry and is expected to grow 6.2% from 2001 to 2003. Of the $48 billion nutrition industry, supplements account for 35% or $16.8 billion in 2000. Of these, vitamins accounted for 36% while minerals accounted for 8%. Supplement sales are expected to grow 10% from 2001 to 2003, with sales of minerals and vitamins expected to grow 7.8% and 2%, respectively.

      We believe the historical industry growth through 1998 was caused by several factors, including; (i) favorable demographic trends towards older Americans, who are more likely to consume nutritional supplements; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) the nationwide trend toward preventive medicine in response to rising health care costs; (iv) increased consumer interest in alternative health and herb-related supplements; and (v) the heightened understanding and awareness of healthier lifestyles and the connection between diet and health. Moreover, although the industry has grown dramatically in recent years, there is still a large untapped domestic market as only an estimated 56% of Americans currently consume vitamins, herbs and nutritional supplements on a regular basis. According to Nutritional Outlook, consumer confidence should continue to grow as production, quality control, ingredients and packaging continue to improve, bringing on a heightened demand for nutritional supplements.

      Vitamins and nutritional supplements are sold through several channels of distribution: health and natural food stores, mass-market retailers (drug store chains, supermarkets and other mass merchandisers), direct sales channels (including network marketing and catalog distribution), and e-commerce via the Internet. According to Packaged Facts, in 1998 the mass market channel accounted for approximately 49% of the sales of vitamin, mineral and supplement products, health and natural food stores accounted for approximately 39% of sales and direct selling, mail order and the Internet accounted for approximately 12% of sales.

      Over the past several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Many studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of conditions, including cancer, heart disease, stroke, arthritis, osteoporosis, mental fatigue, depression, declining immune function, macular degeneration, memory loss and neural tube birth defects. Reports have indicated that the United States government and universities have generally increased sponsorship of research relating to vitamins and nutritional supplements. In addition, Congress has established the Office of Alternative Medicine in the National Institutes of Health to foster research into alternative medical treatments that may include natural remedies and has also directed the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

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

COMPETITION

      Strong interest in nutritional supplements has resulted in a large number of competitors in the marketplace. The market has many growth companies with strong marketing and sales abilities, quality products and sound management. According to the trade magazine Whole Foods, health food store sales throughout the nation grew in revenues from $9 billion to $17 billion in 1998. Nutritional supplements represent approximately 25% of those revenues according to Whole Foods. Vitamins and nutritional supplements are sold primarily through the following channels of distribution: health and natural food stores, mass-market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing, catalog and Internet distribution).

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

      DOUGLAS LABS. This company manufactures some products that are similar to ours and does a lot of private labeling for members of the health care profession. Although we feel that our products are as good or better than those of Douglas, we are not yet equipped to compete with their products in the private labeling market.

      JARROW FORMULAS. Jarrow manufactures high quality products that are marketed in the retail market. We believe their products are of a higher quality than those of either TwinLab or KAL, and their products are generally priced a little lower than ours. The retail market for Jarrow products seems to be growing; while most of our sales are from the professional market.

      TWINLAB. This is a mass market-focused company, whereas ARG concentrates on sales to medical professionals. The Company has plans to enter the mass market in the next few years, and believes that scientifically-based products such as the Company's will be sought after. There may be some overlap with the TwinLab customer base at this time, but it is not expected to adversely impact our current revenue stream.

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

      KAL. This company produces herbal products. Currently we do not carry many herbal products and do not view KAL as a direct competitor. Should we begin producing and marketing herbal products as a result of our research on nutraceuticals, there is a chance that we will be in direct competition with products produced by KAL.

      SOLGAR VITAMIN AND HERB COMPANY. Solgar (acquired by American Home Products, Inc. during 1998) has made in-roads into the international marketplace, which is an arena we feel will be a viable growth avenue for the Company. While competition with Solgar may cause some overlap, it is not expected to adversely impact our current revenue stream.

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

      WEIDER NUTRITION INTERNATIONAL, INC. develops, manufactures, markets, distributes and sells branded and private label vitamins, nutritional supplements and sports nutrition products in the United States and throughout the world. It offers a broad range of capsules and tablets, powdered drink mixes, bottled beverages and nutrition bars. Its portfolio of recognized brands, including Schiff, Weider Sports Nutrition, MetaForm and American Body Building, are primarily marketed in four principal categories, sports nutrition, vitamins, minerals and herbs, weight management and healthy snacks. Weider carries a broader range of products than the Company, a few of which are in direct competition with some of our products. However, Weider appears to focus its marketing efforts on the sports sector.

      PURE ENCAPSULATIONS manufactures a line of hypo-allergenic nutritional supplements (vitamins, minerals, standardized herbal extracts, amino acids, protein powders, and other nutrients), which are marketed directly to individuals in the health care industry. Some of these products are similar to ours, and we will experience competition from Pure Encapsulations to varying degrees.

      Some of the companies listed above, and many other corporations in the health and nutritional supplement business, are better funded and possess superior managerial and marketing resources. We plan to compete primarily on the basis of superior service and differentiate the Company by marketing its high quality products directly to professionals, allowing a greater percentage of products to be distributed under private labeling, and producing products which address needs that have not been met by our competitors' products.

      The Company is also expanding into the field of research on pharmaceuticals and nutraceuticals. While we hope that this research will lead to discovery of new uses for herbs that may be incorporated into our existing products or used to develop new products, we will also market our research results to pharmaceutical companies for further research and clinical trials. It is our intention to obtain patents for our research, and to sell these patents to interested pharmaceutical companies. Due to the limited nature of our activities in the field of pharmaceutical and nutraceutical research - the Company will not perform clinical trials - the identity and nature of our competitors is uncertain. However, we anticipate competition from pharmaceutical companies conducting internal research on new products as well as outside research groups, such as ClinTrials, that are hired by pharmaceutical companies to conduct research on their behalf.

MARKET STRATEGIES

      ARG has divided sales into multiple market channels:

                  o Professional accounts - Physicians, nutritionists, chiropractors and health care professionals (42%).

                  o Distributor accounts - Sales to distributors (to be resold to the professional or retail markets) (38%).

                  o Retail accounts - Healthfood stores and direct sales to consumers (14%).

      The Company markets its products under both broadline brands NutriCology(R) and Allergy Research Group(R), and private labeling. Broadline brands offer a complete range of products under one brand name, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. Private label products which are usually marketed under the retailer's store brand name also offer a wide product assortment, albeit typically somewhat narrower in scope than broadline brands, including national brand equivalent formulas positioned as lower-priced "compare and save" products. We currently provide private labeling to a number of our physician accounts.

      The Company markets its products through the use of trade shows, direct marketing to physicians, nutritionists, chiropractors and health care professionals, contractual arrangements with distributors (who market the products themselves), advertising in trade magazines, radio shows in which Dr. Levine participates, direct sales to health food stores and pharmacies, and direct catalog sales to consumers. Our direct sales team currently consists of two primary and one contracted sales representatives covering critical territories and markets. These three sales representatives, combined with internal support staff, are focused on informing existing customers of our newest products. Through a combination of direct telemarketing, e-mail "blasts," the Company's newsletter "Focus," and extensive market specific mailings, we anticipate increased sales over the next year.

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

      On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This new law revises the provisions of the Federal Food, Drug and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in our judgment, is favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15,1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The DSHEA also invalidates the FDA's prior enforcement theory that dietary supplements are food additives requiring pre-market approval.

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

      Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only a limited number of health claims for dietary supplements. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post- use notification to the FDA, are met. Such statements, commonly referred to as "structure function" claims, may describe how particular nutritional supplements affect the structure, function or general well being of the body (e.g. "promotes your cardiovascular health").

      On November 18, 1998, the FTC published "Dietary Supplements: An Advertising Guide for Industry," a guide describing FTC policy governing dietary supplement advertising. The guide provides additional explanation but does not substantively change the FTC's policy requiring that product claims be truthful and supported by adequate substantiation as to the truthfulness of the claim.

      Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

      We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our results of operations and financial condition. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

      Because we do not intend to manufacture pharmaceuticals and nutraceutical products itself, but will only conduct literature work and patent applications for potential products, we do not anticipate application of regulations governing our activities in those fields. With respect to the manufacture of our vitamin and nutritional supplement products, our outside vendors are required to manufacture our products in accordance with all applicable governmental regulations, including Current Good Manufacturing Practices of the FDA.

EMPLOYEES

      As of the date of this report, the Company employs approximately 33 full-time and three part-time employees. The Company does not have any collective bargaining agreements with its employees and we believe its employee relations are good.

INTELLECTUAL PROPERTY

      The Company's trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has approximately 13 trademark registrations with the United States Patent and Trademark Office, including ones for both Allergy Research Group(R) and NutriCology(R). We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, the Company has obtained no patents for its vitamin and nutritional supplement products.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's main administrative office and warehouse, located in Hayward, California, is under a five-year lease, which commenced June 1, 1998. The lease contains a provision allowing for an increase in rent of 5% per annum. The property consists of approximately 25,440 square feet of office and warehouse space, of which approximately 5,500 square feet is office space and 19,940 square feet consists of warehouse space. The Company previously maintained a second warehouse for warehousing and packaging purposes, which was sublet during the period ended December 31, 2001, for $8,320 per month. During fiscal years ended 2001 and 2000, the Company paid rent on its facilities of $354,576 and $331,152, respectively. For the period ended December 31, 2001, the Company paid total rent of $354,576 on both facilities, offset by sublease income of $100,740 for a total rent expense of $253,836.

ITEM 3. LEGAL PROCEEDINGS

      In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has fully indemnified NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology had requested reimbursement of attorneys' fees, which were denied. NutriCology appealed that decision, and won. A hearing has been set to determine the amount of the fees the Company can recover.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's annual shareholders' meeting held October 31, 2001, shareholders voted to reelect the directors, and to ratify Board approval of the Company's auditors for purposes of auditing the Company's financial statements for the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "ALRG." The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board and the Pink Sheets, from April 19, 2000 to April 24, 2001, for each quarter of fiscal year end December 31, 2000 and 2001 as reported by Tradeline and Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

 QUARTER ENDING           QUARTERLY HIGH                   QUARTERLY LOW
   3/31/2000          15/32           $0.47           13/64            $0.20
   6/30/2000          1/8             $0.125          1/8              $0.125
   9/29/2000          19/64           $0.30           7/64             $0.11
   12/29/2000         11/64           $0.171875       1/16             $0.0625
   3/5/2001*          3/16            $0.1875         1/16             $0.0625
   6/29/2001          15/64           $0.234375       3/32             $0.09375
   9/28/2001          13/64           $0.203125       7/64             $0.109375
   12/31/2001         13/64           $0.203125       3/32             $0.09375
   3/6/2002*          3/16            $0.1875         3/32             $0.09375
*Reflects partial period.

HOLDERS

      As of March 8, 2002, there were approximately 105 holders of record of the Company's Common Stock. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      The Company has never paid a cash dividend on its Common Stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors that affect its business included in this section and elsewhere in this report.

RESULTS OF OPERATIONS

      Please refer to the financial statements, which are a part of this report for further information regarding the results of operations of the Company.

      FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

      During the fiscal year ended December 31, 2001, the Company had net sales of $11,749,199, representing a decrease of $37,313 from net sales of $11,786,512 during fiscal year ended December 31, 2000. While overall there was an approximately 5% decrease in sales to distributors, sales remained relatively flat from 2000 to 2001 due to an approximately 10% increase in sales to health care professionals and health food stores. The decrease in sales to distributors can be attributed to the financial difficulties of two of our distributors. The increase in sales to healthcare professionals and health food stores is the result of increased marketing efforts that have been employed and the introduction of new products.

      Cost of sales increased $70,566 to $7,107,779 for the year ended December 31, 2001, compared to $7,037,213 for the year ended December 31, 2000. Gross profit margins decreased approximately .8%, approximating 39.5% for 2001. Cost of materials as a percentage of sales increased approximately 2% compared to the same period last year due to a closeout sale of discontinued product and because the volume of capsules in each container of selected products was increased without passing the cost on to the consumer. The volume change was made in an effort to increase the value of the product in anticipation of generating increased sales.

      During the period ended December 31, 2001, the Company experienced net income of $326,557, as compared to net income of $264,976 for the period ended December 31, 2000. The increase is primarily due to a reduction in selling and general and administrative expenses, including salaries, from $4,277,239 in 2000 to $4,070,974 in 2001.

      Total operating expenses decreased by approximately $143,679 or 3% to $4,266,445 for the year ended December 31, 2001 from $4,410,124 for the year ended December 31, 2000, primarily attributable to a reduction of legal fees associated with the resolution of outstanding litigation.

      Interest expense decreased approximately $26,475 for the year ended December 31, 2001, as compared to December 31, 2000 because the Company renegotiated its line of credit at more favorable rates, which significantly reduced interest expense beginning in June 2001. The line of credit is used to finance accounts receivable and inventory.

      As of December 31, 2001, the Company recorded a deferred tax asset of $220,460 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2001, the Company had approximately $3,000,000 and $1,350,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2020.

LIQUIDITY AND CAPITAL RESOURCES

      FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

      At December 31, 2001, the Company had a positive working capital of $825,365, compared to working capital at December 31, 2000 of $315,280. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses, and as evidenced by a decrease in the outstanding line of credit to $570,064 at December 31, 2001 from $980,477 at December 31, 2000. The Company finances its inventory and accounts receivable under a line of credit and through its income from operations. If customer demand should drop off due to such factors as pricing pressures imposed by competitors, customer bankruptcies or some other unforeseen circumstances, our availability to funds may be restricted.

      Net cash flow provided by operating activities was $485,410 for the year ended December 31, 2001. This was primarily the result of net income of $326,557, increased by deprecation expense of $225,002, a decrease in accounts receivable of $363,098, a decrease in the cash surrender value of life insurance of $45,290, and an increase in accounts payable of $167,840. These figures were primarily offset by a decrease in the allowance for doubtful accounts of $100,190, a decrease in the inventory reserve account of $64,685, an increase in deferred tax assets of $96,910, an increase in inventory of $260,756, an increase in prepaid expenses and other assets of $61,968 and a decrease in accrued liabilities of $42,855. Net cash flow used in operating activities was $134,100 for the year ended December 31, 2000, resulting primarily from a decrease in accounts payable and accrued liabilities of $535,019 and an increase in inventories of $182,105, offset by a decrease in accounts receivable of $214,669 and depreciation and amortization of $224,316.

      Net cash flow used in investing activities was $16,400 for the year ended December 31, 2001, primarily used to purchase fixed assets of $34,499 and offset by repayments on officer loans of $18,749. Net cash flows used in investing activities was $36,752 for the year ended December 31, 2000, primarily used to purchase fixed assets of $63,383 and offset by repayments on officer loans of $28,892.

      Net cash flow used in financing activities was $458,159 for the year ended December 31, 2001, representing advances drawn on the line of credit of $77,604 and repayments under the line of credit and capital lease obligations of $535,763. Net cash flow provided by financing activities was $304,144 for the year ended December 31, 2000, representing advances drawn on the line of credit of $372,472 and repayments under capital lease obligations of $68,328.

      During the next twelve months, the Company will continue to work with Dr. Hoang on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. In addition to our work in the pharmaceutical and nutraceutical fields of research, we will continue to add new products to our existing product line.

      Management believes that the Company has good relations with all of its current manufacturers and suppliers. During 2001, we experienced a concentration of approximately 56% of our manufacturing with four separate vendors. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships with its four largest vendors - Horizon Laboratories (30%), M&L Pharmaceuticals (10%), ABCO Laboratories, Inc. (8%) and Softgel Technologies (8%). However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products.

      Approximately 12% of our total sales in 2001 were attributable to a single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to dealing directly with the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales.

      The Company's Contractual Obligations and Commercial Commitments are detailed below:

                                     Payments Due by Period
                      -------------------------------------------------------
                                     Less
    Contractual                     Than 1       1-3       4 - 5     After 5
    Obligations          Total       Year       Years      Years      Years
--------------------- ----------- ---------- ---------- ---------- ----------
Line of Credit (1)      $570,064   $570,064
--------------------- ----------- ---------- ---------- ---------- ----------
Capital Lease
Obligations             $110,037    $60,021    $50,016
--------------------- ----------- ---------- ---------- ---------- ----------
Operating Leases        $578,031   $349,164   $225,597     $3,270
--------------------- ----------- ---------- ---------- ---------- ----------
Total Cash
Contractual
Obligations           $1,258,132   $979,249   $275,613     $3,270
--------------------- ----------- ---------- ---------- ---------- ----------

   (1) This represents the Company's borrowings under its line of credit with City National Bank. The City National Bank line of credit provides for maximum financing of $1,200,000, bearing interest at prime plus two percent, computed on a monthly basis. As of December 2001, the interest rate on the line of credit was 6.75% per annum. The Company has been making monthly interest payments on the balance. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of its agreement with City National Bank it could have material adverse impact on the Company's business and financial position. The Company would be considered to be in default based on the following financial conditions:
            o Failure to maintain a tangible net worth plus subordinated debt of not less than $1,100,000 at all times.
            o Failure to maintain a ratio of total liabilities to tangible net worth plus subordinated debt of not more than 3 to 1 at all times.
            o Failure to maintain after-tax profitability of not less than
              $400,000 each year.

         The Company satisfied all of the debt requirements except the requirement of after tax profitability of not less than $400,000. City National Bank has granted a waiver on the default and has indicated that it will not be calling the loan. Under the line of credit, we are required to make a pledge of Key Man Life Insurance on our Chief Executive Officer of up to $750,000. The officers of the Company have personally guaranteed the line of credit.

      Currently, our only real "critical" accounting policy that would be affected by management judgments and/or uncertainties is the income tax policy. We have a deferred tax asset of $220,460 on our balance sheet that is recognized primarily as a result of net operating loss carryforwards. In the event we did not generate any taxable income within the next year, the asset would be overstated. Reducing the asset to zero would result in an additional expense of $220,460 in the period in which it is determined that the asset cannot be realized. This asset represents approximately 6.5% of our total assets.

      The Company's future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include the Company's ability to operate profitably, its ability to recruit and train management and personnel, and its ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. Management believes that, given its positive working capital position, the Company can satisfy its cash requirements over the next twelve months from operations if it continues to operate at a profit. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and in addition, the Company has available net operating loss carryforwards of approximately $3,000,000 to offset future taxable income, and continued repayment of notes are expected to act as contributing factors to the Company's profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement does not affect the financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

      Please see the Company's audited financial statements for the period ended December 31, 2001, as compared to the period ended December 31, 2000, attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      During its last fiscal year and as of the date of this report, the Company has had no changes in or disagreements with its principal independent accountant regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor has the Company's principal accounting firm resigned or declined to stand for re-election.

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

NAME                           POSITION HELD(1)
----                           -------------
Stephen Levine, Ph.D.          Chief Executive Officer, President, and Chairman
30806 Santana Street           of the Board
Hayward, California 94544
Susan Levine                   Chief Conventions Oversight, Secretary, Director
30806 Santana Street
Hayward, California 94544
Ed Kane (1)                    Director
45 Reese Road
Millville, NJ 08332
         1 Mr. Kane acts as an independent director for the Company.

      The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

      STEPHEN LEVINE, PH.D. (50) has served as the Company's Chief Executive Officer from December 1997 to January 1999 and recommenced service to the Company in that capacity in January 2000, upon resignation of Marianne Sum. Dr. Levine has been Chairman of the Board and a Director of the Company since December 1997. In January 2001, Levine was appointed Chief Financial Officer of the Company. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology/Allergy Research Group and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. He now serves as Chairman of the Board of Directors, as well as being employed as Director of Research. Dr. Levine is the author of AntiOxidant Adaption, Its Role in Free Radical Pathology. Dr. Levine is the husband of Susan Levine, who acts as Chief Convention Oversight of the Company.

      SUSAN LEVINE (46) has served as the Secretary and Chief Conventions Oversight and Director to the Company since December 1997. Mrs. Levine resigned her board membership temporarily between January 1999 and January 2000. In addition, Susan Levine acts as the Company's Public Relations and Conventions and Travel Specialist. Since 1980, Mrs. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of the Company. Prior to working for the Company, Mrs. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

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

KEY EMPLOYEES

      CLINTON ABBOTT has served as Operations Manager of the Company since October 1999. Mr. Abbott has filled various roles for the Company: from July 1999 to September 1999, he acted as Pharmacy Market Development Manager; from September 1998 to July 1999 he acted as Purchasing and Facilities Manager; from April 1997 to September 1998 he acted as Purchasing/Warehouse Manager; and from December 1996 to April 1997, he acted as Purchasing Manager. Mr. Abbott brings 20 years of experience with two of the largest pharmaceutical wholesalers in the U.S., Cardinal Health ($240 million per year in sales) and Bergen Brunswig ($140 million per year), where he held titles of Purchasing, Operation and Distribution Manager. Mr. Abbott holds a B.S. degree in Business Administration from California State University, Sacramento, where he graduated in 1980.

      HORTENSE AMARANTE serves as Customer Service Manager to the Company. One of the most senior employees at the Company, Ms. Amarante has been with the Company since 1990 filling many roles, primarily in the accounting department. Prior to joining the Company, Ms. Amarante worked in the Accounting Department for First Select Visa for five years. Ms. Amarante was educated in Portugal and holds a Bachelors of Arts degree in Education.

      LAURA JOHNSON, CPA, is the Controller for the Company since January 2001. Prior to accepting the position with the Company she was the controller at a small closely held company. She has also held various accounting and auditing positions with American Stores, Inc., Ball Metal Container Group and Price Waterhouse. Ms. Johnson holds a B.S. degree in Business Administration with a concentration in accounting from Colorado State University, Fort Collins, where she graduated in 1981.

      DIANE RAILE, CNC, acts as Technical Support Manager to the Company. A Certified Nutrition Consultant, Ms. Raile was educated at the Institute for Educational Therapy in Cotati, California. Ms. Raile acts as intermediary between customers and ARG research and development department, as well as coordinator of the Company's product library. Prior to joining the Company in 1998, Ms. Raile held teaching positions at IET campuses and Trinity College in San Francisco and maintained a private nutritional practice. Ms. Raile is an accomplished public speaker on the subject of nutrition. She taught at IET from September 1997 to July 1998 and with Trinity from October 1997 to March 1998.

      LUBA VOLOSHKO, PH.D. has served as Director of Quality Control to the Company since 1998. Dr. Voloshko came to the Company with a Ph.D. in chemistry from the Moscow University of Chemical Technology. Dr. Voloshko was the Chemical Department Chief at the Laboratory of Forensic Science in Riga Latvia for twelve years from 1984 through 1997 before coming to the U.S. Dr. Voloshko keeps abreast of all FDA regulations related to the nutritional supplement industry, conducts random and specific product and material testing, oversees the receipt and release of all raw materials and finished goods, as well as reviewing product labeling for accuracy.

      BEVERLY WEAVER, has acted as national Sales Manager for the Company since 2000. Ms. Weaver came to work for the Company as its Texas sales representative in 1997, an area that covers Arizona as well. Prior to coming to the Company, Ms. Weaver was the business manager for Rhythm of Life Wellness Center in Mesa Arizona from 1995 to 1997. Ms. Weaver attended the University of Houston for two years and the Pan American College in Edinburgh, Texas for one year. In her current position, she attends trade shows, visits doctors and coordinates efforts of other members of the Company's sales staff.

MEDICAL ADVISORY BOARD

      The Company has a Medical Advisory Board, currently consisting of the following members:

      DR. JEFFRY ANDERSON. Dr. Anderson is Medical Advisory Board co-chairman with Dr. Stephen Levine. Dr. Anderson also carries on a Marin County based medical practice. Dr. Anderson consults with Dr. Levine to develop state of the art designer supplements the Company is known for originating. Prior to his consulting work with the Company, Dr. Anderson was in private practice in Marin County for approximately 25 years. He has been working with Dr. Levine for approximately the past ten years, at the same time acting as a consulting physician for other companies. He is best known for his ground-breaking work in the fields of Chronic Fatigue Syndrome and Fibro Mialgia. Dr. Anderson was one of the first Bay Area Physicians to focus on the causes of Chronic Fatigue. His extensive work in immune system dysfunctions make him the perfect choice to help head up ARG's Medical Advisory Board. Dr. Anderson received his M.D. from the Indiana University School of Medicine in 1969.

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

      DR. BA HOANG. Dr. Hoang has been consulting with the Company since August 1999. He is also a scientific advisor with Get Well International, Inc., and research consultant for the Institute of Transplant Research at the University of California Davis. From 1996 to 1998, Dr. Hoang acted as founder and director of the Research of the Natural Immune Supplements Corp., where he focused on research and development of natural supplements for chronic infectious diseases, chronic viral infections, allergy, asthma, auto-immune diseases and immune suppressed conditions. From 1995 to present, Dr. Hoang has acted as research collaborator of the Biochemistry Department of the Royal Holloway University of London, where he works on the investigation of anti-HIV1 activities and the mode of action of herbal species. He is the co-receiver of the Wellcome Trust Grant. >From 1993 to 1996, Dr. Hoang was senior research associate St. Petersburg Pediatric medical Academy, Russia, where he conducted research for the development of a new approach to the diagnosis and treatment of Auto-Immune Thrombocytopenic Purpura Asthma. Dr. Hoang has received the Visa O1 for persons with extraordinary ability in science, and has published several articles in medical journals.

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

      The Company currently does not have an audit committee. Our independent director in consultation with our outside auditing firm reviews the audited financial statements annually.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      To our knowledge, no reports, which were required to be filed by our directors, officers or principal shareholders during 2001 under Section 16(a) of the Securities Exchange Act of 1934, were or are delinquent.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

      The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                      SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                     --------------------------------
                          Annual Compensation                Awards          Payouts
                     ------------------------------- ----------------------- --------
                                           Other                 Securities
                                           Annual    Restricted     Under-            All Other
Name and                                   Compen-     Stock       lying      LTIP     Compen-
Principal                                  sation      Award(s)    Options   Payouts   sation
Position       Year  Salary($) Bonus ($)     ($)         ($)         (#)      ($)      ($) (1)
-------------- ----- --------- --------- ----------- ----------- ----------- -------- ---------
Stephen        1999   165,846                                                           13,543
Levine,        2000   169,083                                                           19,391
CEO            2001   225,246                                                           17,355
Susan          1999    99,846                                       150,000              6,643
Levine,        2000    54,988                                                           18,247
Secretary      2001   129,981                                                            6,751

(1) Includes matching funds contributed under the Company's 401(K) Plan, auto allowances and premiums paid on Officer Life Insurance and disability policies.

      During the last fiscal year and as of December 31, 2001, the Company did not grant any stock options to executive officers.

      The following table is intended to provide information as to the number of stock options exercised by each of the executive officers listed above, the value realized upon exercise of such options, and the number and value of any unexercised options still held by such individuals.

                                                      Number of
                                                      Securities       Value of
                                                      Underlying       Unexercised
                                                      Unexercised      In-the-Money
                                                      Options/SARs     Options/SARs at
                                                      at FY-End (#)    FY-End ($)

               Shares Acquired on                     Exercisable/     Exercisable/
Name           Exercise (#)        Value Realized ($) Unexercisable    Unexercisable
-------------- ------------------- ------------------ ---------------- --------------------
Susan Levine                  0                  0       150,000/0                  0/0(1)


(1) In 1999, the Company issued options to purchase 150,000 shares of Common Stock to Susan Levine as compensation for her services as an officer of the Company. These options are exercisable for an exercise price of $2.00 per share.

REMUNERATION PAID TO DIRECTORS

      No remuneration was paid to the Company's directors during its fiscal year ended December 31, 2001.

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

      RULE 401(k) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain limitations, and the Company will match 50 percent of an employee's contribution. The Company will not match before tax contribution amounts in excess of 6% of the employee's compensation. Total provisions with respect to these plans approximated $28,000 and $34,000, for the years ended December 31, 2000 and 2001, respectively.

      CAFETERIA PLAN. In May 1999, the Company adopted the NutriCology, Inc., ARG Cafeteria Plan pursuant to section 125 of the Internal Revenue Code

("Cafeteria Plan"), retroactive to January 1999. Eligible employees may contribute a portion of their upcoming pay to special funds or accounts to pay for certain benefits under the Cafeteria Plan, including health care reimbursement, day-care assistance and insurance premiums on health care insurance programs. Ordinarily, these expenses would be paid with out-of-pocket, taxable dollars. Under the Cafeteria Plan, the amounts contributed are not subject to Federal income or Social Security taxes. Employees may submit requests for reimbursement of these expenses to the administrator of the Cafeteria Plan, BenefitStreet.com, at any time during a plan year. At the end of each plan year, the employees will forfeit any unspent monies unless requests for reimbursement are made no later than 60 days after the end of the year. The Company will automatically contribute enough of the employee's compensation to pay for insurance coverage provided under its health plan; however, it is up to the employee to determine the amount of any additional contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2001 concerning the beneficial ownership of the Company's common stock by (i) each director, (ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and (iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

------------------ ----------------------------------- --------------------- ----------------
                     Name and Address of Beneficial    Amount and Nature of  Percent of Class
Title of Class                   Owner                 Beneficial Ownership
------------------ ----------------------------------- --------------------- ----------------
$.001 par value    Stephen Levine, Ph.D.
common stock       30806 Santana Street                        9,800,000 (3)      66%(1)
                   Hayward, California 94544

$.001 par value    Officers and Directors as a group           9,800,000          65%(2)
common stock


(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2001, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person.
(2)   Percentages are based on 15,105,355 shares outstanding on March 8, 2002.
(3) Represents shares held jointly with the Company's Secretary, Susan Levine, as community property. Percentage calculation includes currently vested options held by Susan Levine.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Stephen Levine, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Secretary, are husband and wife.

      On September 19, 1997, NutriCology invested $20,000 in Carbon Based Corp., a company started by the Company's independent director, Ed Kane. The Company wrote off the total amount of the investment on December 21, 2000.

      Stephen and Susan Levine loaned NutriCology approximately $286,000 prior to its reverse acquisition by the Company in 1998. The loan has been offset and exceeded by advances made to the Levines during the past four fiscal years, seventy-three percent (73%) of which were made prior to the reverse acquisition.

Each advance has been made as a non-interest bearing, due on demand loan on the books of the Company. Interest (8% per annum) has been accrued on these loans in the amount of $9,470 and $10,969 for the years ended December 31 2001 and December 31, 2000, respectively. The Company's audited financial statements indicate that as of December 31, 2001 and 2000, the amounts due from Dr. Levine were $138,801 and $148,079, respectively.

      In 1999 Dr. Levine stepped down from his CEO position to focus on the development of new products. He and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. For the years ended December 31, 2001 and 2000, the Company paid approximately $9,000 and $99,000, respectively, to IBM for research and development and for market testing of new products. The continued viability of IBM may depend on the ability of the Company to provide additional funding.

      Get Well International is a supplier of certain raw materials for the Company and is affiliated with one of the Company's employees. For the years ended December 31, 2001 and 2000, the Company paid approximately $23,200 and $10,700, respectively to Get Well International.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

ITEM                                                                                    EXH. NO.
----                                                                                    --------

Registrant's Articles of Incorporation*                                                  3.1
Registrant's Articles of Amendment to Articles of Incorporation dated January 15, 1998*  3.2
Registrant's Bylaws*                                                                     3.3
Form of Common Stock Certificate*                                                        4.1
Form of Non-Qualified Stock Option*                                                      4.2
Form of Incentive Stock Option*                                                          4.3
Form of Common Stock Purchase Warrant*                                                   4.4
1998 Stock Option Plan*                                                                  4.5
License Agreement between Registrant and Jim Cassidy dated March 21, 2000*               10.1
Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*#                   10.2
Loan and Security Agreement between Registrant and Aerofund Financial, Inc.*             10.3
Haight-Ashbury Free Medical Clinic Design Research Survey*                               99.1

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-27227).

# Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and separately filed such exhibit with the Commission in conjunction with the filing of its registration statement of Form 10-SB.

(b)   Form 8-K Reports

           None.

INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


Independent Auditors' Report.........................................................F2

Consolidated Balance Sheets at December 31, 2001 and 2000............................F3

Consolidated Income Statements for the years ended December 31, 2001 and 2000........F4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001 and 2000...........................................................F5

Consolidated Statements of Cash Flows for years ended December 31, 2001 and 2000.....F6

Notes to the Financial Statements....................................................F7-F16

                                       F1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Allergy Research Group, Inc.

We have audited the accompanying consolidated balance sheets of Allergy Research Group, Inc. as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States.


/s/  Clancy and Co., P.L.L.C.
-----------------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 20, 2002

                                       F2

                          ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 and 2000

ASSETS                                                      2001         2000
------                                                  -----------  -----------
Current Assets
   Cash and Cash Equivalents                            $  199,499   $  188,648
   Accounts Receivable (Note 1)                            534,884      797,792
   Inventories (Note 2)                                  1,559,133    1,233,692
   Prepaid Income Taxes (Note 8)                            10,800       10,800
   Prepaid Expenses and Other Current Assets               156,367       94,399
   Deferred Tax Assets (Note 8)                            220,460      123,550
                                                        -----------  -----------
Total Current Assets                                     2,681,143    2,448,881

Property and Equipment (Note 3)                            505,573      690,677

Other Assets
   Security Deposit                                         21,410       21,410
   Due From Officers (Note 4)                              138,801      148,079
   Cash Surrender Value of Life Insurance (Note 5)               0       45,290
   Intangible Assets (Note 1)                               27,261       18,831
                                                        -----------  -----------
Total Other Assets                                         187,472      233,610
                                                        -----------  -----------

Total Assets                                            $3,374,188   $3,373,168
                                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts Payable                                     $1,016,027   $  848,187
   Accrued Liabilities                                     213,611      256,466
   Line of Credit (Note 6)                                 570,064      980,477
   Capital Lease Obligation, Current Portion (Note 7)       55,214       47,746
   Income Taxes Payable (Note 8)                               862          725
                                                        -----------  -----------
Total Current Liabilities                                1,855,778    2,133,601

Capital Lease Obligation, Noncurrent Portion (Note 7)       48,647      103,861
                                                        -----------  -----------
Total Liabilities                                        1,904,425    2,237,462

Commitments and Contingencies (Note 6, 7, and 9)

Stockholders' Equity
Preferred Stock:  $0.25 Par Value, Authorized:
     1,000,000 Issued and outstanding:  None                None         None
Common Stock: $0.001 Par Value, Authorized Shares:
     30,000,000; Issued and Outstanding:
     2001: 15,105,355         2000: 15,055,355              15,105       15,055
Additional Paid In Capital                               1,141,377    1,133,927
Retained Earnings (A Deficit)                              313,281      (13,276)
                                                        -----------  -----------
Total Stockholders' Equity                               1,469,763    1,135,706
                                                        -----------  -----------
Total Liabilities and Stockholders' Equity              $3,374,188   $3,373,168
                                                        ===========  ===========

    The accompanying notes are an integral part of these financial statements

                                       F3

                          ALLERGY RESEARCH GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECMEBER 31, 2001 AND 2000

Year Ended December 31:                                            2001            2000
                                                               -------------   -------------

Revenues                                                       $ 11,749,199    $ 11,786,512
Costs of Sales                                                    7,107,779       7,037,213
                                                               -------------   -------------
Gross Profit                                                      4,641,420       4,749,299

Operating Expenses
   Selling, General and Administrative                            4,070,974       4,277,239
   Research and Development                                         195,471         132,885
                                                               -------------   -------------
Total Operating Expenses                                          4,266,445       4,410,124

Operating Income                                                    374,975         339,175

Other Income (Expense)
   Interest Income                                                    9,476          10,969
   Interest Expense                                                (153,867)       (180,342)
                                                               -------------   -------------
Total Other Income (Expense)                                       (144,391)       (169,373)
                                                               -------------   -------------

Net Income Before Benefit for Income Taxes                          230,584         169,802

Benefit for Income Taxes (Note 8)                                    95,973          95,174
                                                               -------------   -------------

Net Income Available to Common Stockholders                    $    326,557    $    264,976
                                                               =============   =============

Basic and Diluted Income Per Share of Common Stock             $       0.02    $       0.02
                                                               =============   =============

Basic and Diluted Weighted Average Common Shares Outstanding     15,083,574      15,055,355
                                                               =============   =============

    The accompanying notes are an integral part of these financial statements
                                       F4

                                    ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                               Additional    Retained
                                          Preferred    Common        Stock       Paid In     Earnings
                                            Stock      Shares       Amount       Capital    (A Deficit)      Total
                                          ---------  -----------  -----------  -----------  -----------   -----------
Balance, December 31, 1999                    -      15,055,355   $   15,055   $1,133,927   $ (278,252)   $  870,730
Net Income                                                                                     264,976       264,976
                                                                                            -----------   -----------
Balance, December 31, 2000                    -      15,055,355       15,055    1,133,927      (13,276)    1,135,706
Common stock issued for service at $0.15
     per share, June 8, 2001                  -          50,000           50        7,450                      7,500
Net Income                                                                                     326,557       326,557
                                                                                            -----------   -----------
Balance, December 31, 2001                    -      15,105,355   $   15,105   $1,141,377   $  313,281    $1,469,763
                                                                  ===========  ===========  ===========   ===========

             The accompanying notes are an integral part of these financial statements.




                                                 F5

                          ALLERGY RESEARCH GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year ended December 31:                                            2001          2000
                                                                 ----------   ----------
Cash Flows From Operating Activities
------------------------------------
Net Income                                                       $ 326,557    $ 264,976
Adjustments to Reconcile Net Income to Net Cash Provided
     By (Used In) Operating Activities
     Depreciation and Amortization                                 225,002      224,316
     Common Stock Issued for Services                                7,500            0
     Decrease in the Allowance for Doubtful Accounts              (100,190)     (42,518)
     Intangible Asset Acquired Through Forgiveness of A/R          (13,180)           0
     (Increase) Decrease in the Inventory Reserve Account          (64,685)      13,841
     Increase in Deferred Taxes                                    (96,910)     (99,096)
Changes in Assets and Liabilities
    (Increase) Decrease in Accounts Receivable                     363,098      214,669
    (Increase) Decrease in Inventories                            (260,756)    (182,105)
    (Increase) Decrease in Accrued Interest Receivable              (9,470)     (10,969)
    (Increase) Decrease in Income Tax Deposits                           0      (10,000)
    (Increase) Decrease in Prepaids and Other Current Assets       (61,968)      25,015
    (Increase) Decrease in Other Assets                                  0        7,000
    (Increase) Decrease in Cash Surrender Value-Life Insurance      45,290       (4,885)
     Increase (Decrease) in Accounts Payable                       167,840     (448,263)
     Increase (Decrease) in Accrued Liabilities                    (42,855)     (86,756)
     Increase (Decrease) in Income Taxes Payable                       137          675
                                                                 ----------   ----------
Total Adjustments                                                  158,853     (399,076)
                                                                 ----------   ----------
Net Cash Flows Provided By (Used In) Operating Activities          485,410     (134,100)

Cash Flows From Investing Activities
------------------------------------
   Acquisition of Property and Equipment                           (34,499)     (63,383)
   Expenditures for Intangible Assets, Trademarks                     (650)      (2,261)
   Repayments from Officers                                         18,749       28,892
                                                                 ----------   ----------
Net Cash Flows Used In Investing Activities                        (16,400)     (36,752)

Cash Flows From Financing Activities
------------------------------------
   Advances Under Line of Credit                                    77,604      372,472
   Repayments on Line of Credit                                   (488,017)           0
   Repayments on Capital Lease Obligations                         (47,746)     (68,328)
                                                                 ----------   ----------
Net Cash Flows (Used In) Provided By Financing Activities         (458,159)     304,144
                                                                 ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                    10,851      133,292
Cash and Cash Equivalents, Beginning of Year                       188,648       55,356
                                                                 ----------   ----------
Cash and Cash Equivalents, End of Year                           $ 199,499    $ 188,648
                                                                 ==========   ==========
Cash paid for:
   Interest                                                      $ 151,061    $ 138,769
                                                                 ==========   ==========
   Income Taxes                                                  $     800    $  13,250
                                                                 ==========   ==========
Supplemental noncash investing and financing activities:
   Common stock issued for services rendered                     $   7,500           --
                                                                 ==========
   Property and Equipment Canceled Under Capital Lease                  --    $ (29,305)
                                                                              ==========

   The accompanying notes are an integral part of these financial statements.
                                       F6

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - DESCRIPTION OF BUSINESS / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

Description of Business.

Allergy Research Group, Inc. (the Company) is engaged in the business of developing, marketing and distributing branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology and Allergy Research Group(R) labels. The Company distributes its products through distributors to medical and professional accounts and to retailers. The Company's products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Approximately 70% of the Company's products, consisting of capsules and tablets, are packaged in-house. The Company's liquid and powder products are packaged by outside vendors and manufacturers. The Company is expanding into the field of research on pharmaceuticals and nutraceuticals and continues to add new products to its existing product line.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ACCOUNTING METHOD - The Company uses the accrual method of accounting for financial statement and tax return purposes.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Allergy Research Group, Inc. (a Florida corporation) and its wholly owned subsidiary, Nutricology, Inc. (a California corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS SEGMENT INFORMATION - The Company operates in one industry segment, that being developing, marketing and distributing natural nutritional supplements. The Company's sales are primarily to distributors and health care professionals throughout the United States. The Company has one customer that accounts for more than 10% of its revenues, or approximately $1,500,000 in sales.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

                                       F7

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

CONCENTRATION OF CREDIT RISK - Concentration of credit risk include cash, sales and purchases. The Company maintains cash balances at a local financial institution in excess of $100,000, which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has one customer that accounts for approximately 12% of sales. The Company uses outside vendors for the manufacture of its products. Approximately 56% of the Company's manufacturing comes from four separate outside vendors that act as manufacturers and suppliers of raw materials.

INVENTORIES - Inventories consist of raw materials and finished goods. Raw materials consist of bulk product that has not been mixed or encapsulated. Finished goods consist of product that has been encapsulated or made into tablet form and that has been packaged for sale. Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method.

PROPERTY AND EQUIPMENT - Property and equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred.

LONG-LIVED ASSETS - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

REVENUE RECOGNITION - Revenues are recognized and title passes upon shipment to the customer which is in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Sales are presented net of returns and allowances for 2001 and 2000 of $1,020,603 and $947,919, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURN ALLOWANCES - Accounts receivable are shown net of allowances for doubtful accounts and returns which are estimated as a percentage of accounts receivable based on prior years experience. The Company reviews a customer's credit history before extending credit. Allowance for doubtful accounts at December 31, 2001 and 2000 was $90,213 and $190,403, respectively.

COST RECOGNITION - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and Development costs are charged to operations when incurred and are included in operating expenses. Research and development costs were $195,471 and $132,885, for 2001 and 2000, respectively.

                                       F8

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total adverting costs expensed during 2001 and 2000 were $56,623 and $72,740, respectively.

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

EARNINGS PER SHARE - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as stock options are not included in the computation of diluted earnings per share because to do so would be antidilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

CAPITAL STRUCTURE - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

COMPREHENSIVE INCOME - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. For the periods presented, other comprehensive income (loss) includes unrealized losses on marketable equity securities.

START-UP EXPENSES - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES." For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months beginning in the first month the Company was actively in business.

                                       F9

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and debt, the carrying amounts approximate fair value due to their short maturities.

INTANGIBLE ASSETS - Other assets include trademarks and customer lists. Trademarks are amortized using the straight-line method over the life of the trademark. Customer lists are not amortized, but are tested at least annually for impairment, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Periodically, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's useful life, and records the change prospectively. Amortization expense charged to operations during 2001 and 2000 was $5,400 and $5,356, respectively.

RECLASSIFICATION - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued the following additional pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

PENDING ACCOUNTING PRONOUNCEMENTS - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

                                       F10

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - INVENTORIES
         -----------

Inventories consist of the following at December 31:

                                                    2001                2000
                                                ------------        ------------
Raw Materials                                   $   696,825         $   504,097
Finished Goods                                      912,308             844,280
Reserve for Obsolescence                            (50,000)           (114,685)
                                                ------------        ------------
Total                                           $ 1,559,133         $ 1,233,692
                                                ============        ============


NOTE 3 - PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consist of the following at December 31:

                                                     2001                2000
                                                 ------------       ------------
Machinery and Equipment                          $   674,248        $   672,563
Office Equipment                                     230,084            230,084
Vehicles                                              43,161             43,161
Furniture and Fixtures                               184,723            184,723
Computer Equipment                                   209,692            182,504
Computer Software                                     52,606             46,981
Leasehold Improvements                                99,204             99,204
                                                 ------------       ------------
Total                                              1,493,718          1,459,220
Less Accumulated Depreciation                       (988,145)          (768,543)
                                                 ------------       ------------
Net Book Value                                   $   505,573        $   690,677
                                                 ============       ============

Depreciation expense charged to operations for 2001 and 2000 were $219,602 and $218,960, respectively.

                                       F11

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - RELATED PARTY TRANSACTIONS
         --------------------------

From time to time, the Company makes personal loans or receives advances from/to its principal stockholder. These loans were originally noninterest bearing and due on demand. Beginning in 2000, the Company accrued interest on these loans at the rate of 8% per annum. Due From Officers at December 31, 2001 and 2000 was $138,801 and $148,079, including accrued interest of $20,439 and $10,969, respectively.

For the years ended December 31, 2001 and 2000, the Company paid approximately $9,000 and $99,000, respectively, to Inventive Biomedical, LLC, a California limited liability company (IBM), for research and development expenses and market testing of new products.

NOTE 5 - CASH SURRENDER VALUE LIFE INSURANCE
         -----------------------------------

During May 2001, the Company canceled two insurance policies in the face amount of $750,000 on the lives of certain key employees, who were also the beneficiaries, and the cash surrender value of $46,645 was returned to the Company. The cash surrender value at December 31, 2000 was $45,290 with no policy loans outstanding.

NOTE 6 - LINE OF CREDIT
         --------------

On May 17, 2001, Registrant entered into a revolving line of credit for up to $1,200,000 with City National Bank. The City National Bank line of credit was used to refinance the Company's former line of credit with Aerofund Financial, Inc. ("Aerofund"), which matured on March 1, 2001, and had a current principal balance of $871,964. Aerofund had begun charging interest at a default rate of 20% per annum in excess of the interest rate on April 1, 2001. The new line of credit with City National Bank incurs interest at a variable rate of interest equal to two (2) points over the City National Bank Prime Rate, with an initial rate of 9% per annum. The City National Bank line of credit matures on July 5, 2002, at which time the full principal balance plus all accrued unpaid interest shall be due. The line of credit requires the pledge of Key Man Life Insurance Policy on the Company's Chief Executive Officer of up to $750,000 and also is personally guaranteed by the Company's Chief Executive Officer and Secretary. The amount of credit available under the agreement for future advances at December 31, 2001 was $629,936.

The line of credit agreement contains customary covenants and events of default. The Company is in default on one of its covenants and under the terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenants. As of the date of issuance of these financial statements, the bank has waived the Company's violation of the respective covenant.

                                       F12

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

On March 1, 2000, the Company entered into an agreement with Aerofund to provide additional funding for twelve months in the form of a line of credit to the Company up to $1,200,000, bearing interest at prime plus three percent (3%) computed on a monthly basis. Prime at December 31, 2000 was 9.5%. Interest was due monthly. Any interest not paid when due accrued at the default rate of 20% per annum in excess of the interest rate. The agreement contained "maintenance fees" and "overavailability fees" based on the average outstanding balance which were payable on the first day of each month. The minimum monthly charge was $11,000. The agreement contained an early termination fee of the greater of all fees and expenses incurred under the terms of the agreement for the immediately preceding six months, or $20,000. The line of credit was secured by substantially all of the assets of the Company. Included in accrued expenses is $48,923 of accrued interest and fees due at December 31, 2000.

NOTE 7 - CAPITAL LEASE OBLIGATIONS
         -------------------------

The Company leases certain machinery and equipment under capital leases which contain purchase options at the end of the leases. Future minimum payments under noncancelable leases at December 31 are as follows:

2002                                                                   $ 60,021
2003                                                                     50,016
                                                                       ---------
Total minimum lease payments                                            110,037
Less amount representing interest                                         6,176
                                                                       ---------
Present Value of the minimum lease payments                             103,861
Less Current Portion                                                     55,214
                                                                       ---------
Noncurrent Portion                                                     $ 48,647
                                                                       =========

Assets under capital leases are summarized as follows:

                                                         2001            2000
                                                      ---------        ---------
Office Equipment                                      $118,005         $118,005
Machinery and Equipment                                 53,927           53,927
Furniture and Fixtures                                  10,393           10,393
Computer Software                                       34,050           34,050
Computer Equipment                                      33,194           33,194
Leasehold Improvements                                  47,924           47,924
                                                      ---------        ---------
Total                                                  297,493          297,493
Accumulated Depreciation                               187,134          130,654
                                                      ---------        ---------
Net Assets                                            $110,359         $166,839
                                                      =========        =========

                                       F13

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - INCOME TAXES
         ------------

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

Deferred Tax Assets:                                  2001              2000
--------------------                              ------------      ------------
Net Operating Loss Carryforwards                  $ 1,152,744       $ 1,210,914
Expenses Not Currently Deductible
    For Tax Purposes                                   57,055           178,797
                                                  ------------      ------------
Total                                               1,209,799         1,389,711
Valuation Allowance                                  (893,969)       (1,214,265)
                                                  ------------      ------------
Net Deferred Tax Asset                                315,830           175,446

Deferred Tax Liabilities:
-------------------------
Depreciation                                           95,370            51,896
                                                  ------------      ------------
Net Deferred Tax Asset                            $   220,460       $   123,550
                                                  ============      ============

The net change in the valuation allowance for 2001 was a decrease of $320,296 and for 2000 was an increase of $135,312, which are principally the result of net operating loss carryforwards.

Prepaid income taxes represent $10,000 of federal income taxes which were credited to next year's taxes and $800 of state income taxes paid which were credited towards the current year's minimum franchise tax. Accrued income taxes payable represents $862 of current year's minimum franchise tax due.

The benefit for income taxes for the years ended December 31, 2001 and 2000 is as follows:

                                                         2001            2000
                                                       ---------       ---------
Current income tax provision (benefit)
    State Taxes                                        $    937        $  3,922
Deferred income tax
    Increase in Deferred Tax Asset                      (96,910)        (99,096)
                                                       ---------       ---------
Income Tax Provision (Benefit)                         $(95,973)       $(95,174)
                                                       =========       =========

                                       F14

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                     2001       2000
                                                     -----      -----
Computed at the statutory federal rate               (34%)      (34%)
Computed at the statutory state rate                  (9%)       (9%)
Net operating loss carryforwards                      33%        33%
Valuation allowance                                  (31%)      (46%)
                                                     -----      -----
Income tax expense - effective rate                  (41%)      (56%)

At December 31, 2001, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $3,000,000 and $1,350,000 to offset future taxable income, which expire principally in the year 2020. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

(1) OPERATING LEASES - The Company leases office space and equipment under various noncancelable operating leases which expire through June 2006. Rent expense charged to operations for 2001 and 2000 was approximately $304,000 and $291,000, respectively.

Future minimum rental commitments under noncancelable leases are as follows:

2002                       $ 349,164
2003                       $ 197,652
2004                       $  21,405
2005                       $   6,540
2006                       $   3,270

The Company subleases a portion of its space at the rate of $8,320 per month. The total amount of minimum rentals to be received in the future under noncancelable subleases are as follows:

2002                       $  99,840
2003                       $  49,920

                                       F15

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 10 - PROFIT SHARING PLAN
          -------------------

The Company has a defined contribution plan which covers substantially all employees. The Company's contributions to the plan are made at the sole discretion of the Company's Board of Directors. Contributions to the plan were approximately $34,000 and $28,000 during 2001 and 2000, respectively.

NOTE 11 - STOCK OPTIONS
          -------------

The Company has authorized 1,000,000 shares of common stock for issuance to directors and key employees under the 1998 Stock Option Plan (the plan). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors and key employees the opportunity to acquire common stock. The Company granted 100,000 options during July 1998 and 150,000 options during January 1999, exercisable at $2.00 per share, expiring five years from the date of grant. As of December 31, 2001 and 2000, total options outstanding were 250,000 with a weighted average exercise price of $2.50 and weighted average remaining contractual lives of 1.88 years.

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

        Net Income                          2001           2000
                                            ----           ----
             As reported                 $ 326,557      $ 264,976
             Pro forma                   $ 276,427      $ 214,846
        Net Income Per Share
             As reported                 $    0.02      $    0.02
             Pro forma                   $    0.02      $    0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 95% and 131%, risk-free interest rate of 5%, and expected lives of five years.

                                       F16

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ALLERGY RESEARCH GROUP, INC.



Date: March 28, 2002                By: /s/ Stephen Levine
                                        ----------------------------------------
                                        Stephen Levine, Ph.D., President and CEO



Date: March 28, 2002                By: /s/ Susan Levine
                                        ----------------------------------------
                                        Susan Levine, Secretary