Form 10QSB
period 2002-03-31
ALLERGY RESEARCH GROUP INC
filed 2002-05-14
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ___________________
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

(Issuer's telephone number) (800) 545-9960.
                            --------------


--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,105,355 shares of Issuer's voting common stock were outstanding on April 30, 2002.

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

ITEM 1. FINANCIAL STATEMENTS

                          ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,   December 31,
                                                                      2002          2001
ASSETS                                                             -----------  -----------
                                                                   (unaudited)
Current Assets
   Cash and Cash Equivalents                                       $  143,380   $  199,499
   Accounts Receivable, Net of Allowances for Doubtful
      Accounts and Returns, $88,957 and $90,213                       682,505      534,884
   Inventories                                                      1,254,319    1,559,133
   Prepaid Income Taxes                                                12,400       10,800
   Prepaid Expenses and Other Current Assets                          120,713      156,367
   Deferred Tax Assets                                                256,460      220,460
                                                                   -----------  -----------
Total Current Assets                                                2,469,777    2,681,143

Property and Equipment, Net                                           454,095      505,573

Other Assets
   Deposits                                                            21,410       21,410
   Due From Officers                                                  141,577      138,801
   Intangible Assets, Net of Amortization of $14,542 and $13,192       25,911       27,261
                                                                   -----------  -----------
Total Other Assets                                                    188,898      187,472
                                                                   -----------  -----------
Total Assets                                                       $3,112,770   $3,374,188
                                                                   ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                $  660,610   $1,016,027
   Accrued Liabilities                                                133,550      213,611
   Line of Credit  (Note 3)                                           470,064      570,064
   Capital Lease Obligation, Current Portion                           55,214       55,214
   Income Taxes Payable                                                                862
                                                                   -----------  -----------
Total Current Liabilities                                           1,319,438    1,855,778

Long-Term Liabilities
   Capital Lease Obligation, Noncurrent Portion                        30,615       48,647
                                                                   -----------  -----------

Total Liabilities                                                   1,350,053    1,904,425

Stockholders' Equity
   Preferred Stock, $0.25 Par Value, Authorized
      1,000,000 Shares, Issued and Outstanding                           None         None
   Common Stock, $0.001 Par Value, Authorized
      100,000,000 Shares, Issued and Outstanding,
      15,105,355                                                       15,105       15,105
   Additional Paid In Capital                                       1,141,377    1,141,377
   Retained Earnings                                                  606,235      313,281
                                                                   -----------  -----------
Total Stockholders' Equity                                          1,762,717    1,469,763
                                                                   -----------  -----------
Total Liabilities and Stockholders' Equity                         $3,112,770   $3,374,188
                                                                   ===========  ===========

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                        2002            2001
                                                    -------------  -------------

Revenues                                            $  3,006,187   $  2,858,949
Cost of Sales                                          1,799,210      1,687,687
                                                    -------------  -------------
Gross Profit                                           1,206,977      1,171,262

Operating Expenses
   Selling, General & Administrative                     892,109        946,028
   Research & Development                                 48,709         45,680
                                                    -------------  -------------
Total Operating Expenses                                 940,818        991,708
                                                    -------------  -------------

 Operating Income                                        266,159        179,554

 Other Income (Expense)
   Interest Income                                         2,777          2,795
   Interest Expense                                      (11,981)       (57,892)
                                                    -------------  -------------
 Net Income                                              256,955        124,457

 Provision (Benefit) For Income Taxes                    (36,000)       (53,317)
                                                    -------------  -------------
 Net Income Available to Common Stockholders        $    292,955   $    177,774

 Weighted Average Common Shares Outstanding:          15,105,355     15,055,355

   Basic and Diluted Income Per Common Share        $        .02   $        .01


See Notes to Condensed Consolidated Financial Statements.

                               ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                            2002          2001
                                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $ 292,955    $ 177,774
                                                                         ----------   ----------
   Adjustments to Reconcile Net Income to Net Cash
   Provided By (Used In) Operating Activities
      Depreciation and Amortization                                         55,156       55,740
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                          (147,621)    (228,091)
      (Increase) Decrease in Inventories                                   304,814      232,333
      (Increase) Decrease in Prepaid Expenses and Other Current Assets      34,054      (30,239)
      (Increase) Decrease in Deferred Tax Assets                           (36,000)     (53,317)
      Increase (Decrease) in Accounts Payable & Accrued Liabilities       (435,478)    (147,281)
      Increase (Decrease) in Income Taxes Payable                             (862)           0
                                                                         ----------   ----------
   Total Adjustments                                                      (225,937)    (170,855)
                                                                         ----------   ----------
Net Cash Flows Provided By Operating Activities                             67,018        6,919

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                    (2,329)      (2,102)
   Repayments From (Advances To) Officers                                   (2,776)       3,583
                                                                         ----------   ----------
Net Cash Flows Provided By (Used In) Investing Activities                   (5,105)       1,481

Cash Flows From Financing Activities
   Proceeds From Line of Credit                                                  0       29,013
   Repayments on Line of Credit                                           (100,000)     (80,290)
   Repayments on Capital Lease Obligations                                 (18,032)      (7,756)
                                                                         ----------   ----------
Net Cash Used In Financing Activities                                     (118,032)     (59,033)
                                                                         ----------   ----------

Decrease in Cash and Cash Equivalents                                      (56,119)     (50,633)

Cash and Cash Equivalents, Beginning of Period                             199,499      188,648
                                                                         ----------   ----------

Cash and Cash Equivalents, End of Period                                 $ 143,380    $ 138,015
                                                                         ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

Note 1 - The accompanying unaudited Consolidated Financial Statements of
         Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2001, filed with the Company's Annual Report on Form 10-KSB on April 1, 2002.

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

         The computation of basic income (loss) per share is as follows:


                                                    Three Months   Three Months
                                                       Ended          Ended
                                                      3/31/02        3/31/01
         Numerator-Net Income Available
         to Common Stockholders                     $  292,955     $  177,774
                                                    ===========    ===========

         Denominator-Weighted Average Number
         of Common Shares Outstanding               15,105,355     15,055,355
                                                    ===========    ===========

         Basic and Diluted Income Per Common
         Share                                      $     0.02     $     0.01
                                                    ===========    ===========




Note 3 - On May 17, 2001, the Company entered into an agreement with City National Bank to replace the former line of credit with Aerofund Financial, Inc. and to provide additional funding if needed. The replacement line of credit of up to $1,200,000 is for twelve months, bearing interest at prime plus two percent computed on a monthly basis. The City National Bank prime rate at March 31, 2002 was 4.75%. Interest is due monthly. The agreement matures on June 5, 2002, at which time it will be renegotiated or paid in full. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company.

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

         PERIOD ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

         The Company's net sales were $3,006,187 for the first quarter ended March 31, 2002, compared with $2,858,949 for the same period in 2001. The increase of $147,238 or 5% is primarily attributable to the Company's decrease in sales in December 2001 as compared to the prior twelve months, which was offset by an increase in sales during January 2002 due to some of our larger accounts not ordering until after year-end. Generally speaking, the Company's sales typically average approximately $1,000,000 a month.

         Cost of sales increased $111,523 to $1,799,210 for the three months ended March 31, 2002, compared to $1,687,687 for the three months ended March 31, 2001. Cost of materials increased because the volume of capsules in each container of selected products was increased without passing the cost on to the consumer. The volume change was made in an effort to increase the value of the product in anticipation of generating increased sales. The cost of freight has also increased. Gross profit margins decreased approximately .9% for the first quarter, approximating 40% for 2002.

         During the quarter ended March 31, 2002, the Company recorded net income of $292,955 compared to net income of $177,774 for the same period in 2001. The increase of $115,181 is due primarily to a decrease in selling, general and administrative expenses such as conventions, legal and professional fees, and interest expense for the first quarter 2002 compared to the same quarter last year. The Company renegotiated the line of credit, which significantly reduced interest expense beginning in June 2001, reflecting a decrease of approximately $45,900 for first quarter 2002 compared to the same period last year. Interest expense decreased because the Company has reduced the outstanding line of credit balance from $929,200 at March 31, 2001 to $470,064 at March 31, 2002, and as a result of the above market interest rate the Company was paying for that line of credit prior to renegotiating the loan. The line of credit is used to finance accounts receivable and inventory.

         As of March 31, 2002, the Company recorded a deferred tax asset of $256,460 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2001, the Company had approximately $3,000,000 and $1,350,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2020.

LIQUIDITY AND CAPITAL RESOURCES

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

         At March 31, 2002, the Company had positive working capital of $1,150,339, compared to a working capital at March 31, 2001 of $542,519. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses, and as evidenced by a decrease in outstanding accounts payable to $660,610 at March 31, 2002 from $787,493 at March 31, 2001. The Company continues to finance its inventory and accounts receivable under a line of credit and through its income from operations. The line of credit outstanding at March 31, 2002 was $470,064 compared to $929,200 at March 31, 2001.

         Net cash flow provided by operating activities was $67,018 for the three months ended March 31, 2002. This was primarily the result of net income of $292,955, increased by depreciation expense of $55,156 and a decrease in inventory of $304,814. These figures were offset by an increase in accounts receivable of $147,621 and a decrease of accounts payable and accrued liabilities of $435,478. Net cash flow provided by operating activities for the three months ended March 31, 2001 was $6,919, due to net income of $177,774, increased by depreciation of $55,740, a decrease in inventory of $232,333. This was offset by an increase in accounts receivable of $228,091 and a decrease in accounts payable and accrued liabilities of $147,281.

         Net cash flow provided by (used in) investing activities was ($5,105) and $1,481 for the three months ended March 31, 2002 and March 31, 2001, respectively, which was used primarily for the acquisition of property and equipment, offset in 2002 by advances to officers of $2,776 and in 2001 by repayments from officers of $3,583.

         Net cash flow used in financing activities was $118,032 for the three months ended March 31, 2002, representing repayments under the line of credit and capital lease obligations. For the same period ended March 31, 2001, net cash flow used in financing activities was $59,033, representing advances drawn on the line of credit of $29,013 offset by repayments on the line and the capital lease obligations of $88,046.

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

         The Company's Contractual Obligations and Commercial Commitments are detailed below:

                                           Payments Due by Period
                        --------------------------------------------------------------
                                        Less
    Contractual                        Than 1        1 - 3        4 - 5      After 5
    Obligations            Total        Year         Years        Years       Years
----------------------  -----------  -----------  -----------  -----------  ----------
Line of Credit (1)      $  470,064   $  470,064
----------------------  -----------  -----------  -----------  -----------  ----------
Capital Lease
Obligations             $   85,829   $   55,214   $   30,615
----------------------  -----------  -----------  -----------  -----------  ----------
Operating Leases        $  578,031   $  349,164   $  225,597   $    3,270
----------------------  -----------  -----------  -----------  -----------  ----------
Total Cash
Contractual
Obligations             $1,133,924   $  874,442   $  256,212   $    3,270
----------------------  -----------  -----------  -----------  -----------  ----------


   (1) This represents the Company's borrowings under its line of credit with City National Bank. The City National Bank line of credit provides for maximum financing of $1,200,000, bearing interest at prime plus two percent, computed on a monthly basis. As of March 31, 2002, the interest rate on the line of credit was 6.75% per annum. The Company has been making monthly interest payments on the balance. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of its agreement with City National Bank it could have material adverse impact on the Company's business and financial position. The Company would be considered to be in default based on the following financial conditions:

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

         The Company satisfied all of the debt requirements in 2001 except the requirement of after tax profitability of not less than $400,000. City National Bank has granted a waiver on the default and has indicated that it will not be calling the loan. Under the line of credit, we are required to make a pledge of Key Man Life Insurance on our Chief Executive Officer of up to $750,000. The officers of the Company have personally guaranteed the line of credit.

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

         PLAN OF OPERATION

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

         During the next twelve months, the Company will continue to work with Dr. Hoang on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and the Company whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

         In addition to our work in the pharmaceutical and nutraceutical fields of research, we continue to add new products to our existing product line. During first quarter 2002, the Company added five new products to its existing product line. Coag Cal Oxygenation Formula (an herbal formula to support general circulation), L-Citrulline (an amino acid for optimizing blood flow),

Nattokinase (supports the body in dissolving the unhealthy coagulation of blood), NeoDerma (provides hydration of the skin and other organs at the cellular level) and Metabolic Co-Factor (support for utilization and metabolism of essential fatty acids.)

         Management believes that the Company has good relations with all of its current manufacturers and suppliers. During 2001, we experienced a concentration of approximately 56% of our manufacturing with four separate vendors. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships with its four largest vendors - Horizon Laboratories at 30%, M&L Pharmaceuticals at 10%, and Softgel Technologies and ABCO Laboratories, Inc. at 8% each. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products.


CRITICAL ACCOUNTING POLICIES

         Currently, our only real "critical" accounting policy that would be affected by management judgments and/or uncertainties is the income tax policy. We have a deferred tax asset on our balance sheet that is recognized primarily as a result of net operating loss carryforwards. In the event we did not generate any taxable income within the next year, the asset would be overstated. Reducing the asset to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. This asset represents approximately 8.2% of our total assets at March 31, 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnify NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies has now filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology had requested reimbursement of attorneys' fees, which were denied. NutriCology appealed that decision, and won. A hearing has been set for June 14, 2002 to determine the amount of the fees the Company can recover.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the three months ended March 31, 2002.

Item 5.  OTHER INFORMATION

         Not Applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         None.

                          ALLERGY RESEARCH GROUP, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ALLERGY RESEARCH GROUP, INC.
                                                  Registrant



Dated:  May 7, 2002

                                                  By: /s/ Stephen A. Levine
                                                      --------------------------
                                                      Chief Executive Officer