Form 10QSB
period 2002-06-30
ALLERGY RESEARCH GROUP INC
filed 2002-08-14
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,822,855 shares of Issuer's voting common stock were outstanding on August 13, 2002.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets                                  2

                Consolidated Income Statements                               3

                Consolidated Statements of Cash Flows                        4

                Notes to Condensed Consolidated Financial Statements         5

     ITEM 2. Management's Discussion and Analysis                            7

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                              13
     ITEM 2. Changes in Securities and Use of Proceeds                      13
     ITEM 3. Defaults Upon Senior Securities                                13
     ITEM 4. Submission of Matters to a Vote of Security Holders            13
     ITEM 5. Other Information                                              13
     ITEM 6. Exhibits and Reports on Form 8-K                               13

     SIGNATURE                                                              14


ITEM 1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                    ALLERGY RESEARCH GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                          June 30,        December 31,
                                                                            2002              2001
ASSETS                                                                  ------------      ------------
                                                                         (unaudited)
Current Assets
   Cash and Cash Equivalents                                             $   227,062       $   199,499
   Accounts Receivable, Net of Allowances for Doubtful Accounts and
      Returns, $90,210 and $90,213                                           761,134           534,884
   Inventories                                                             1,455,429         1,559,133
   Prepaid Income Taxes                                                        1,600            10,800
   Prepaid Expenses and Other Current Assets                                 151,945           156,367
   Deferred Tax Assets                                                       256,460           220,460
                                                                         ------------      ------------
Total Current Assets                                                       2,853,630         2,681,143

Property and Equipment, Net                                                  410,084           505,573

Other Assets
   Deposits                                                                   21,410            21,410
   Due From Officers                                                         132,372           138,801
   Intangible Assets, Net of Amortization of $15,892 and $13,192              24,561            27,261
                                                                         ------------      ------------
Total Other Assets                                                           178,343           187,472
                                                                         ------------      ------------
Total Assets                                                             $ 3,442,057       $ 3,374,188
                                                                         ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                      $   958,974       $ 1,016,027
   Accrued Liabilities                                                       168,806           213,611
   Line of Credit  (Note 3)                                                  267,102           570,064
   Capital Lease Obligation, Current Portion                                  55,214            55,214
   Income Taxes Payable                                                           --               862
                                                                         ------------      ------------
Total Current Liabilities                                                  1,450,096         1,855,778

Long-Term Liabilities
   Capital Lease Obligation, Noncurrent Portion                               21,850            48,647
                                                                         ------------      ------------
Total Liabilities                                                          1,471,946         1,904,425

Stockholders' Equity
   Preferred Stock, $0.25 Par Value, Authorized 1,000,000 Shares,
      Issued and Outstanding                                                    None              None
   Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares,
      December 31, 2001: 15,105,355 issued and outstanding
      June 30, 2002: 15,105,355 issued and 15,015,355 outstanding             15,105            15,105
   Additional Paid In Capital                                              1,141,377         1,141,377
   Retained Earnings                                                         827,929           313,281
   Treasury Stock, 90,000 Shares, at cost (Note 4)                           (14,300)             None
                                                                         ------------      ------------
Total Stockholders' Equity                                                 1,970,111         1,469,763
                                                                         ------------      ------------
Total Liabilities and Stockholders' Equity                               $ 3,442,057       $ 3,374,188
                                                                         ============      ============

See Notes to Condensed Consolidated Financial Statements.


                                         ALLERGY RESEARCH GROUP, INC.
                                        CONSOLIDATED INCOME STATEMENTS
                                                  (UNAUDITED)

                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                             June 30,
                                                                        ----------                           ----------
                                                                 2002               2001               2002               2001
                                                             -------------      -------------      -------------      -------------
Revenues                                                     $  3,234,125       $  3,028,728       $  6,240,312       $  5,887,677
Cost of Sales                                                   2,034,133          1,822,024          3,833,343          3,509,711
                                                             -------------      -------------      -------------      -------------
Gross Profit                                                    1,199,992          1,206,704          2,406,969          2,377,966

Operating Expenses
   Selling, General & Administrative                              920,085          1,003,409          1,817,033          1,949,437
   Research & Development                                          48,299             43,893             92,169             89,573
                                                             -------------      -------------      -------------      -------------
Total Operating Expenses                                          968,384          1,047,302          1,909,202          2,039,010
                                                             -------------      -------------      -------------      -------------

 Operating Income                                                 231,608            159,402            497,767            338,956

 Other Income (Expense)
   Interest Income                                                    821              2,890              3,598              5,685
   Interest Expense                                                (9,936)           (61,770)           (21,917)          (119,662)
                                                             -------------      -------------      -------------      -------------
 Net Income Before Provision (Benefit) for Income Taxes           222,493            100,522            479,448            224,979

 Provision (Benefit) For Income Taxes                                 800            (43,593)           (35,200)           (96,910)
                                                             -------------      -------------      -------------      -------------
 Net Income Available to Common Stockholders                 $    221,693       $    144,115       $    514,648       $    321,889

 Weighted Average Common Shares Outstanding:                   15,096,784         15,067,992         15,101,021         15,061,709

 Basic and Diluted Income Per Common Share (Note 2)          $        .01       $        .01       $        .03       $        .02


See Notes to Condensed Consolidated Financial Statements.


                                    ALLERGY RESEARCH GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                               2002            2001
                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $ 514,648       $ 321,889
                                                                            ----------      ----------
   Adjustments to Reconcile Net Income to Net Cash Provided By
    Operating Activities
      Depreciation and Amortization                                           110,311         111,480
      Stock Issued to Former Employee                                               0           7,500
      Other Adjustments                                                        10,000               0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                             (226,250)         (8,753)
      (Increase) Decrease in Inventories                                      103,704         271,051
      (Increase) Decrease in Prepaid Expenses and Other Current Assets         13,622         (68,623)
      (Increase) Decrease in Deferred Tax Assets                              (36,000)        (96,910)
      (Increase) Decrease in Cash Surrender Value of Life Insurance                 0          45,290
      Increase (Decrease) in Accounts Payable and Accrued Liabilities        (101,858)        (35,980)
      Increase (Decrease) in Income Taxes Payable                                (862)              0
                                                                            ----------      ----------
   Total Adjustments                                                         (127,333)        225,055
                                                                            ----------      ----------
Net Cash Flows Provided By Operating Activities                               387,315         546,944

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                      (12,121)        (11,422)
   Repayments From (Advances To) Officers                                      (3,572)            674
                                                                            ----------      ----------
Net Cash Flows Used In Investing Activities                                   (15,693)        (10,748)

Cash Flows From Financing Activities
   Purchase of Treasury Shares                                                (14,300)              0
   Proceeds From Line of Credit                                                     0          74,604
   Repayments on Line of Credit                                              (302,962)       (383,017)
   Repayments on Capital Lease Obligations                                    (26,797)        (25,712)
                                                                            ----------      ----------
Net Cash Flows Used In Financing Activities                                  (344,059)       (334,125)
                                                                            ----------      ----------

Increase in Cash and Cash Equivalents                                          27,563         202,071

Cash and Cash Equivalents, Beginning of Period                                199,499         188,648
                                                                            ----------      ----------

Cash and Cash Equivalents, End of Period                                    $ 227,062       $ 390,719
                                                                            ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, and length of product life cycles and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2001, filed with the Company's Annual Report on Form 10-KSB on April 1, 2002.

         Certain accounts from prior years have been reclassified to conform to the current year's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Note 2 - Earnings Per Share
---------------------------

         Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options because to do so would be antidilutive.

          The computation of basic earnings per share is as follows:

                                                   Three Months   Three Months    Six Months     Six Months
                                                       Ended          Ended          Ended          Ended
                                                      6/30/02        6/30/01        6/30/02        6/30/01
                                                      -------        -------        -------        -------
         Numerator-Net Income Available
         to Common Stockholders                     $  221,693     $  144,115      $  514,648     $  321,889
                                                    ===========    ===========     ===========    ===========

         Denominator-Weighted Average Number
         of Common Shares Outstanding               15,096,784     15,067,992      15,101,021     15,061,709
                                                    ===========    ===========     ===========    ===========

         Basic and Diluted Earnings Per Common
         Share                                      $     0.01     $     0.01      $     0.03     $     0.02
                                                    ===========    ===========     ===========    ===========

Note 3 - Line of Credit
-----------------------

         On May 17, 2001, the Company entered into an agreement with City National Bank to replace the former line of credit with Aerofund Financial, Inc. and to provide additional funding if needed. The replacement line of credit of up to $1,200,000 was for twelve months, bearing interest at prime plus two percent computed on a monthly basis. The City National Bank prime rate at June 30, 2002 was 4.75%. Interest is due monthly. The agreement matured on June 5, 2002, and was renewed for an additional year. The new line of credit is for up to $500,000 for twelve months, bearing interest at prime plus one percent computed on a monthly basis. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company.


Note 4 - Stockholders' Equity
-----------------------------

         On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the next two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. During the second quarter, the Company repurchased 90,000 shares of common stock for $14,300. The Company purchased an additional 192,500 shares during July 2002 for $37,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Allergy Research Group, Inc. (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the consolidated financial statements are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

         o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

         o RESULTS OF OPERATIONS. This section provides an analysis of the Company's results of operations for the second quarter of 2002 relative to that of 2001. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of the Company's financial condition and cash flows as of and for the six months ended June 30, 2002.

         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
---------------------------------------------

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

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), through its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. Our shares are traded on the Over The Counter Bulletin Board.

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

FUTURE OPERATIONS. The success of the Company's future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand the Company's position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) implement a comprehensive e-commerce plan. The Company believes that its history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position it to be a long-term competitor in the vitamin and nutritional supplements industries.

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

PRODUCT DEVELOPMENT. In addition to our work in the pharmaceutical and nutraceutical fields of research, we continue to add new products to our existing product line. So far during 2002, the Company has added seven new products to its existing product line: Coag Cal Oxygenation Formula (an herbal formula to support general circulation), L-Citrulline (an amino acid for optimizing blood flow), Nattokinase (supports the body in dissolving the unhealthy coagulation of blood), NeoDerma/Skin Glow (provides hydration of the skin and other organs at the cellular level), Metabolic Co-Factor (support for utilization and metabolism of essential fatty acids.), Super D3 ("natural source of vitamin D," to support the body in maintaining healthy blood levels of calcium and phosphorus), and Guggul Lipids (an ancient Ayervedic botanical shown to support healthy cholesterol and lipid metabolism.)

Management believes that the Company has good relations with all of its current manufacturers and suppliers. During 2001, we experienced a concentration of approximately 56% of our manufacturing with four separate vendors. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships with its four largest vendors - Horizon Laboratories at 30%, M&L Pharmaceuticals at 11%, and Softgel Technologies at 10% and ABCO Laboratories, Inc. at 6%. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products.

RECENT DEVELOPMENTS. On July 15, 2002, the company hired Fred Salomon, age 64, to fill the role of Director of Operations. Mr. Salomon brings 40 years of executive management experience. He comes from the Home-sewing & Craft industry where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. For the last 20 years, Mr. Salomon was general manger of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

              PERIOD ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001
              ----------------------------------------------------

REVENUES. The Company's net sales were $3,234,125 for the second quarter and $6,240,312 for the six months ended June 30, 2002, compared with $3,028,728 and $5,887,677, respectively, for the same periods in 2001. The increase of $205,397, or 7%, in the second quarter is due to increased marketing efforts and due to the introduction of new products. The increase of $352,635, or 6%, for the six-month period also reflects the introduction of new products and marketing efforts, and a decrease in sales in December 2001 as compared to the prior twelve months, which was offset by an increase in sales during January 2002 due to some of our larger accounts not ordering until after year-end. Generally speaking, the Company's sales typically average approximately $1,000,000 a month.

COSTS OF SALES. Cost of sales increased $212,109 to $2,034,133 for the three months ended June 30, 2002, compared to $1,822,024 for the three months ended June 30, 2001. For the six months ended June 30, 2002 cost of sales increased $323,632 from $3,509,711 in 2001 to $3,833,343 in 2002. Gross profit margins decreased approximately 2.7% for the second quarter and 1.8% year to date, approximating 39% for 2002. Profit margins are decreasing due to (1) increased discounts offered this year over last, (2) sales of selected products at smaller than normal margins to be competitively priced in the marketplace and (3) increases in the cost of freight. It is anticipated that margins will remain lower throughout 2002.

OPERATING EXPENSES. Total operating expenses were $968,384 for the second quarter and $1,909,202 for the six months ended June 30, 2002, compared with $1,047,302 and $2,039,010, respectively, for the same periods in 2001. The decrease of $78,918 and $129,808 for the three and six months ended June 30, 2002 was primarily due to a decrease in selling, general and administrative expenses such as administrative payroll, legal fees and settlements.

INTEREST EXPENSE. Interest expense was $9,936 for the second quarter and $21,917 for six months ended June 30, 2002, a decrease of $51,834 and $97,745, respectively, for the same periods in 2001. The significant decrease was primarily due to the Company's renegotiated line of credit, which significantly reduced interest expense beginning in June 2001. Additionally, interest expense decreased because the Company has reduced the outstanding line of credit balance from $672,064 at June 30, 2001 to $267,102 at June 30, 2002, and as a result of the above market interest rate the Company was paying for that line of credit prior to renegotiating the loan. The line of credit is used to finance accounts receivable and inventory.

PROVISION FOR INCOME TAXES. As of June 30, 2002, the Company recorded a deferred tax asset of $256,460 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2001, the Company had approximately $3,000,000 and $1,350,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2020.

NET INCOME. During the quarter and six-month period ended June 30, 2002, the Company recorded net income of $221,693 and $514,648, respectively, compared to net income of $144,115 and $321,889 for the same period in 2001. The increase of $77,578 for the quarter and $192,759 for year-to-date is due primarily to a decrease in selling, general and administrative expenses such as administrative payroll, conventions, and legal fees, and interest expense for 2002 compared to the same period last year.

EARNINGS PER SHARE. Earnings per share remains fairly stable at $0.01 and $0.03 per share for the three and six months ended June 30, 2002, versus $0.01 and $0.02 per share for the same periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

At June 30, 2002, the Company had positive working capital of $1,403,534, compared to a working capital at December 31, 2001 of $825,365. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses. The Company continues to finance its inventory and accounts receivable under a line of credit and through its income from operations. The line of credit outstanding at June 30, 2002 was $267,102 compared to $570,064 at December 31, 2001. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements are sufficient to fund its capital and liquidity needs for the next twelve months.

Cash Flows

OPERATING ACTIVITIES. Net cash flow provided by operating activities was $387,315 for the six months ended June 30, 2002. This was primarily the result of net income of $514,648, increased by depreciation expense of $110,311 and a decrease in inventory of $103,704. These figures were offset by an increase in accounts receivable of $226,250 and a decrease of accounts payable and accrued liabilities of $101,858. Net cash flow provided by operating activities for the six months ended June 30, 2001 was $546,944, due to net income of $321,889 increased by depreciation of $55,740, a decrease in inventory of $271,051, and life insurance surrendered for cash value of $45,290. These were offset by an increase in prepaid expenses and other assets of $68,623, an increase in deferred tax assets of $96,910 and a decrease in accounts payable and accrued liabilities of $35,980.

INVESTING ACTIVITIES. Net cash flow used in investing activities was $15,693 and $10,748 for the six months ended June 30, 2002 and June 30, 2001, respectively, which was used primarily for the acquisition of property and equipment, increased in 2002 by advances to officers of $3,572 and offset in 2001 by repayments from officers of $674.

FINANCING ACTIVITIES. Net cash flow used in financing activities was $334,059 for the six months ended June 30, 2002, representing repayments under the line of credit and capital lease obligations of $329,759 and $14,300 for the purchase of treasury shares. For the same period ended June 30, 2001, net cash flow used in financing activities was $334,125, representing advances drawn on the line of credit of $74,604 offset by repayments on the line and the capital lease obligations of $408,729.

COMMON STOCK REPURCHASE PROGRAM. On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the next two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. During the second quarter, the Company repurchased 90,000 shares of common stock for $14,300.

CONCENTRATION OF CREDIT RISK. Approximately 12% of our total sales in 2001 were attributable to a single distributor. In 2002, this distributor continued to account for over 10% of sales. In the event we were to lose that account, we anticipate that we would be able to convert the business to dealing directly with the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

----------------------- -------------------------------------------------------------------------------------
     Contractual
     Obligations                                       Payments Due by Period
----------------------- -------------------------------------------------------------------------------------
                                                 Less
                                                Than 1               1-3             4 - 5        After 5
                              Total              Year               Years            Years         Years
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Line of Credit (1)               $267,102           $267,102
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Capital Lease
Obligations                       $77,064            $55,214            $21,850
----------------------- ------------------ ------------------ ------------------ -------------- -------------

Operating Leases                 $405,411           $353,088            $52,323
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Total Cash
Contractual
Obligations                      $749,577           $675,404            $74,173
----------------------- ------------------ ------------------ ------------------ -------------- -------------

(1) This represents the Company's borrowings under its line of credit with City National Bank. The City National Bank line of credit renegotiated beginning June 5, 2002 provides for maximum financing of $500,000, bearing interest at prime plus one percent, computed on a monthly basis. As of June 30, 2002, the interest rate on the line of credit was 5.75% per annum. The Company has been making monthly interest payments on the balance. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of its agreement with City National Bank it could have material adverse impact on the Company's business and financial position. The Company would be considered to be in default based on the following financial conditions:
         o Failure to maintain a tangible net worth plus subordinated debt of not less than $1,400,000 at all times.
         o Failure to maintain a ratio of total liabilities to tangible net worth plus subordinated debt of not more than 2 to 1 at all times.
         o Failure to maintain after-tax profitability of not less than $300,000 for the year ended December 31, 2002.

Under the line of credit, we are required to make a pledge of Key Man Life Insurance on our Chief Executive Officer of up to $500,000. The officers of the Company have personally guaranteed the line of credit.

RELATED PARTY TRANSACTIONS. In 1999, Dr. Stephen A. Levine, CEO, and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. For the years ended December 31, 2001 and 2000, the Company paid approximately $9,000 and $99,000, respectively, to IBM for research and development and for market testing of new products. As of June 30, 2002, IBM owes Allergy Research Group approximately $29,539. The continued viability of IBM may depend on the ability of the Company to provide additional funding.

When the Company's stock repurchase plan was announced on May 3, 2002, Dr. Levine and Susan Levine announced that they would also be repurchasing up to 1,000,000 shares under Rule 10b-18. During the second quarter of 2002, the Levines purchased 10,000 shares of common stock at $0.16 per share on the open market. The Levines will continue to purchase shares concurrently with the Company's purchases under the stock repurchase plan.

LIQUIDITY RESOURCES. The Company's future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include the Company's ability to operate profitably, its ability to recruit and train management and personnel, and its ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. Management believes that, given its positive working capital position, the Company can satisfy its cash requirements over the next twelve months from operations if it continues to operate at a profit. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations. In addition, the Company has available federal net operating loss carryforwards of approximately $3,000,000 to offset future taxable income which will allow the Company's net income from operations to be generated with potentially little or no tax due until the loss carryforwards are utilized. Continued repayment of notes are expected to act as contributing factors to the Company's profitability thereby reducing interest payments required on the outstanding line of credit.

The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest time and effort in research for product development. The Company knows of no trends that are expected to affect the cost of labor or materials, and sales are expected to be stable over the next twelve months.

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Currently, we consider our accounting policy for income taxes to be affected by management judgments and/or uncertainties. SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company's financial position or its results of operations. The Company's deferred tax asset on its balance sheet is recognized primarily as a result of net operating loss carryforwards. In the event that the Company did not generate any taxable income within the next year, the asset would be overstated. Reducing the asset to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. This asset represents approximately 7.5% of our total assets at June 30, 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnify NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology requested reimbursement of attorneys' fees, which were denied. NutriCology appealed that decision, and won. A hearing has been set for August 30, 2002 to determine the amount of the fees the Company can recover.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2002, the company announced a stock repurchase program for between 1,000,000 and 2,500,000 shares of its common stock. Based on then current market prices, the aggregate purchase price for the shares would be approximately $120,000 to $300,000. Stock purchased under the stock repurchase program, will primarily be used to incentivize the Company's employees through its 1998 Stock Option Plan, while minimizing the dilutive effect of such awards on the Company's current shareholders. During the second quarter of 2002, the Company purchased 90,000 shares of common stock for a total of $14,300. The Company purchased an additional 192,500 shares during July 2002 for $37,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the three months ended June 30, 2002.

Item 5. OTHER INFORMATION

         Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         (99.1) Certification Pursuant to 18 U.S.C. Section 1350.

    (b) Reports on Form 8-K

         A Current Report on Form 8-K filed May 3, 2002 was filed with the Commission under Item 5 (other information), regarding the stock repurchase program.

                          ALLERGY RESEARCH GROUP, INC.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLERGY RESEARCH GROUP, INC.
                                                    Registrant



Dated:  August 13, 2002                             By: /s/ Stephen A. Levine
                                                       -------------------------
                                                       Chief Executive Officer