Form 10KSB/A
period 2001-12-31
ALLERGY RESEARCH GROUP INC
filed 2002-10-10
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-KSB/A


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

Transitional Small Business Disclosure Format  (Check one):    Yes [ ]    No [X]

Allergy Research Group, Inc., pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-KSB/A, Amendment No. 1, its Consolidated Financial Statements for the year ended December 31, 2001, for the sole purpose of correcting certain disclosures in
Note 11 regarding the number of stock options outstanding. As filed, the number of options outstanding were 250,000. As corrected, the number of options outstanding is 150,000.

The foregoing corrections to Note 11 of the Consolidated Financial Statements does not have any impact on reported earnings or earnings per share for any periods presented.

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

NOTE 11 - STOCK OPTIONS
          -------------

The Company has authorized 1,000,000 shares of common stock for issuance to directors and key employees under the 1998 Stock Option Plan (the plan). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors and key employees the opportunity to acquire common stock. The Company granted 150,000 options during January 1999, exercisable at $2.00 per share, which expire five years from the date of grant. As of December 31, 2001 and 2000, total options outstanding were 150,000 with a weighted average exercise price of $2.00 and weighted average remaining contractual life of 2.08 years.

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

        Net Income                          2001           2000
                                            ----           ----
             As reported                 $ 326,557      $ 264,976
             Pro forma                   $ 292,787      $ 231,206

        Net Income Per Share
             As reported                 $    0.02      $    0.02
             Pro forma                   $    0.02      $    0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 1999: dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 5%, and expected life of five years.




                                       F16

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ALLERGY RESEARCH GROUP, INC.



Date: October 8, 2002               By: /s/ Stephen Levine
                                        ----------------------------------------
                                        Stephen Levine, Ph.D., President and CEO



Date: October 8, 2002               By: /s/ Susan Levine
                                        ----------------------------------------
                                        Susan Levine, Secretary