Form 10QSB
period 2002-09-30
ALLERGY RESEARCH GROUP INC
filed 2002-11-13
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number     0-27227    .
                         ------------

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                              13-3940486

(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                 30806 Santana Street, Hayward, California 94544

                    (Address of principal executive offices)

(Issuer's telephone number) (800) 545-9960.
                            --------------
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,722,105 shares of Issuer's voting common stock were outstanding on November 5, 2002.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets                                   2

                Consolidated Income Statements                                3

                Consolidated Statements of Cash Flows                         4

                Notes to Condensed Consolidated Financial Statements          5

     ITEM 2. Management's Discussion and Analysis                             7

     ITEM 3. Controls and Procedures                                         13

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                               14
     ITEM 2. Changes in Securities and Use of Proceeds                       14
     ITEM 3. Defaults Upon Senior Securities                                 14
     ITEM 4. Submission of Matters to a Vote of Security Holders             14
     ITEM 5. Other Information                                               14
     ITEM 6. Exhibits and Reports on Form 8-K                                15

     SIGNATURE                                                               15


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

                                    ALLERGY RESEARCH GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                             September 30,     December 31,
                                                                                 2002              2001
ASSETS                                                                       ------------      ------------
                                                                             (unaudited)
Current Assets
   Cash and Cash Equivalents                                                 $   167,818       $   199,499
   Accounts Receivable, Net of Allowances for Doubtful Accounts and
      Returns, $90,213 and $90,213                                               606,208           534,884
   Inventories                                                                 1,762,132         1,559,133
   Prepaid Income Taxes                                                            1,600            10,800
   Prepaid Expenses and Other Current Assets                                     183,666           156,367
   Deferred Tax Assets                                                           256,460           220,460
                                                                             ------------      ------------
Total Current Assets                                                           2,977,884         2,681,143

Property and Equipment, Net                                                      379,827           505,573

Other Assets
   Deposits                                                                       21,410            21,410
   Due From Officers                                                             135,020           138,801
   Intangible Assets, Net of Amortization of $17,242 and $13,192                  23,211            27,261
                                                                             ------------      ------------
Total Other Assets                                                               179,641           187,472
                                                                             ------------      ------------
Total Assets                                                                 $ 3,537,352       $ 3,374,188
                                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                          $ 1,044,676       $ 1,016,027
   Accrued Liabilities                                                           146,568           213,611
   Line of Credit  (Note 3)                                                      242,497           570,064
   Capital Lease Obligation, Current Portion                                      55,214            55,214
   Income Taxes Payable                                                               --               862
                                                                             ------------      ------------
Total Current Liabilities                                                      1,488,955         1,855,778

Long-Term Liabilities
   Capital Lease Obligation, Noncurrent Portion                                    7,872            48,647
                                                                             ------------      ------------
Total Liabilities                                                              1,496,827         1,904,425
Stockholders' Equity
   Preferred Stock, $0.25 Par Value, Authorized 1,000,000 Shares,
      Issued and Outstanding                                                        None              None
   Common Stock, $0.001 Par Value, Authorized 100,000,000 Shares,
      December 31, 2001:  15,105,355 issued and outstanding
      September 30, 2002:  15,105,355 issued and 14,765,605 outstanding           15,105            15,105
   Additional Paid In Capital                                                  1,141,377         1,141,377
   Retained Earnings                                                             949,993           313,281
   Treasury Stock, 339,750 Shares, at cost (Note 4)                              (65,950)             None
                                                                             ------------      ------------
Total Stockholders' Equity                                                     2,040,525         1,469,763
                                                                             ------------      ------------

Total Liabilities and Stockholders' Equity                                   $ 3,537,352       $ 3,374,188
                                                                             ============      ============

See Notes to Condensed Consolidated Financial Statements.


                                         ALLERGY RESEARCH GROUP, INC.
                                        CONSOLIDATED INCOME STATEMENTS
                                                  (UNAUDITED)

                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30,                         September 30,
                                                             --------------------------------      --------------------------------
                                                                 2002              2001                2002               2001
                                                             -------------      -------------      -------------      -------------
Revenues                                                     $  3,000,925       $  2,974,478          9,241,237       $  8,862,155
Cost of Sales                                                   1,816,288          1,824,648          5,649,631          5,334,358
                                                             -------------      -------------      -------------      -------------
Gross Profit                                                    1,184,637          1,149,830          3,591,606          3,527,797

Operating Expenses
   Selling, General & Administrative                            1,012,048            995,749          2,829,081          2,945,187
   Research & Development                                          44,696             45,994            136,866            135,567
                                                             -------------      -------------      -------------      -------------
Total Operating Expenses                                        1,056,744          1,041,743          2,965,947          3,080,754
                                                             -------------      -------------      -------------      -------------

 Operating Income                                                 127,893            108,087            625,659            447,043

 Other Income (Expense)
   Interest Income                                                  2,753              2,700              6,351              8,385
   Interest Expense                                                (7,675)           (17,334)           (29,591)          (136,996)
                                                             -------------      -------------      -------------      -------------
 Net Income Before Provision (Benefit) for Income Taxes           122,971             93,453            602,419            318,432

 Provision (Benefit) For Income Taxes                                 907                              (34,293)           (96,910)
                                                             -------------      -------------      -------------      -------------
 Net Income Available to Common Stockholders                 $    122,064       $     93,453       $    636,712       $    415,342
                                                             =============      =============      =============      =============
 Weighted Average Common Shares Outstanding:                   14,849,977         15,105,355         15,016,436         15,076,417

 Basic and Diluted Income Per Common Share (Note 2)          $        .01       $        .01       $        .04       $        .03

See Notes to Condensed Consolidated Financial Statements.


                                    ALLERGY RESEARCH GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           2002             2001
                                                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                               $ 636,712       $ 415,342
                                                                                         ----------      ----------
   Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
      Depreciation and Amortization                                                        166,292         167,221
      Stock Issued to Former Employee                                                            0           7,500
      Other Adjustments                                                                     10,000               0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                           (71,324)        (46,340)
      (Increase) Decrease in Inventories                                                  (202,999)        (96,110)
      (Increase) Decrease in Prepaid Expenses and Other Current Assets                     (18,099)        (89,799)
      (Increase) Decrease in Deferred Tax Assets                                           (36,000)        (96,910)
      (Increase) Decrease in Cash Surrender Value of Life Insurance                              0          45,290
      Increase (Decrease) in Accounts Payable and Accrued Liabilities                      (38,394)         36,551
      Increase (Decrease) in Income Taxes Payable                                             (862)              0
                                                                                         ----------      ----------
   Total Adjustments                                                                      (191,386)        (72,597)
                                                                                         ----------      ----------
Net Cash Flows Provided By Operating Activities                                            445,326         342,745

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                                   (36,496)        (17,988)
   Repayments From (Advances To) Officers                                                   (6,219)         10,364
                                                                                         ----------      ----------
Net Cash Flows Used In Investing Activities                                                (42,715)         (7,624)

Cash Flows From Financing Activities
   Purchase of Treasury Shares                                                             (65,950)              0
   Proceeds From Line of Credit                                                                  0          74,604
   Repayments on Line of Credit                                                           (327,567)       (483,017)
   Repayments on Capital Lease Obligations                                                 (40,775)        (38,865)
                                                                                         ----------      ----------
Net Cash Flows Used In Financing Activities                                               (434,292)       (447,278)
                                                                                         ----------      ----------

Decrease in Cash and Cash Equivalents                                                      (31,681)       (112,157)

Cash and Cash Equivalents, Beginning of Period                                             199,499         188,648
                                                                                         ----------      ----------

Cash and Cash Equivalents, End of Period                                                 $ 167,818       $  76,491
                                                                                         ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, and length of product life cycles and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2001, filed with the Company's Annual Report on Form 10-KSB on April 1, 2002 and amended on October 7, 2002 for a correction of the number of stock options outstanding.

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

          The computation of basic earnings per share is as follows:

                                           Three Months    Three Months      Nine Months     Nine Months
                                               Ended           Ended            Ended           Ended
                                              9/30/02         9/30/01          9/30/02         9/30/01
                                              -------         -------          -------         -------
Numerator-Net Income Available
to Common Stockholders                     $   122,064      $    93,453      $   636,712      $   415,342
                                           ============     ============     ============     ============
Denominator-Weighted Average Number
of Common Shares Outstanding                14,849,977       15,105,355       15,016,436       15,076,417
                                           ============     ============     ============     ============
Basic and Diluted Earnings Per Common
Share                                      $      0.01      $      0.01      $      0.04      $      0.03
                                           ============     ============     ============     ============

Note 3 - Line of Credit
-----------------------

         On August 19, 2002, a Merrill Lynch Working Capital Management Account
         (WCMA) was activated. The WCMA replaces the line of credit with City National Bank and provides for a line of credit up to $500,000 for twelve months bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%. The LIBOR plus 3.15% at September 30, 2002 was 4.97%. Interest is due monthly. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate.


Note 4 - Stockholders' Equity
-----------------------------

         On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the next two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since inception of the plan through September 30, 2002, the Company repurchased 339,750 shares of common stock for $65,950. The Company purchased an additional 43,500 shares during October 2002 for $11,843.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION
------------

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Allergy Research Group, Inc. (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the consolidated financial statements are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

         o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

         o RESULTS OF OPERATIONS. This section provides an analysis of the Company's results of operations for the third quarter 2002 compared to 2001. A brief description is provided of transactions and events, including related party transactions, that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of the Company's financial condition and cash flows as of and for the nine months ended September 30, 2002.

         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS
----------------------------------------------------------

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

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xiii) the success of product development and new product introductions into the marketplace; (xiv) slow or negative growth in the nutritional supplement industry; (xv) the departure of key members of management; (xvi) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), through its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. Our shares are traded on the Over The Counter Bulletin Board. Healthcare professionals worldwide recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners world-wide, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philipines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts and to retailers. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. The Company's principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and the telephone number is (800) 545-9960.

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

PRODUCT DEVELOPMENT. In addition to our work in the pharmaceutical and nutraceutical fields of research, we continue to add new products to our existing product line. So far during 2002, the Company has added nine new products to its existing product line: Coag Cal Oxygenation Formula, Fibrenase II, (a Chinese herbal formula providing nutritional support for blood and tissue oxygenation), L-Citrulline (a potent amino acid), Nattokinase (an enzyme derived from boiled soybeans and BACILLUS NATTO used as a blood purifier), NeoDerma/Skin Glow (a moisturizing supplement), Metabolic Co-Factor (support for utilization and metabolism of essential fatty acids), Super D3 (high potency vitamin D), Guggul Lipids (an ancient Ayervedic botanical), Lumbrokinase (an isolated, purified enzyme derived from earthworms), and Aller-Aid Herbal (a combination of herbs used for immune balancing) These statements have not been evaluated by the Food and Drug Administration. The products are not intended to diagnose, treat, cure, or prevent any disease.

Management believes that the Company has good relations with all of its current manufacturers and suppliers. During 2001 and during the period ending September 30, 2002, we experienced a concentration of approximately 57% of our manufacturing with four separate vendors. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships with its four largest vendors - Horizon Laboratories at 31%, M&L Pharmaceuticals at 10%, and Softgel Technologies and ABCO Laboratories, Inc. both at 8%. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

         PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001
         --------------------------------------------------------------

REVENUES. The Company's net sales were $3,000,925 for the third quarter and $9,241,237 for the nine months ended September 30, 2002, compared with $2,974,478 and $8,862,155, respectively, for the same periods in 2001. The increase of $26,447, or 1%, in the third quarter is due to increased marketing efforts and due to the introduction of new products. The increase of $379,082, or 4%, for the nine-month period also reflects the introduction of new products and marketing efforts, and a decrease in sales, in December 2001 as compared to the prior twelve months, which was offset by an increase in sales during January 2002 due to some of our larger accounts not ordering until after year-end. Generally speaking, the Company's sales typically average approximately $1,000,000 a month.

COSTS OF SALES. Cost of sales decreased $8,360 to $1,816,288 for the three months ended September 30, 2002, compared to $1,824,648 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 cost of sales increased $315,273 from $5,334,358 in 2001 to $5,649,631 in 2002, a corresponding increase resulting from the increase in sales in January 2002 due to some of our larger customers waiting to order until after year-end. Gross profit margins increased approximately .8% for the third quarter and decreased ..9% year to date, approximating 39% for 2002. Profit margins showed a small increase for the third quarter, but decreased year to date due to (1) increased discounts offered this year over last, (2) sales of selected products at smaller than normal margins to be competitively priced in the marketplace and (3) increases in the cost of freight. It is anticipated that margins will remain lower throughout 2002.

OPERATING EXPENSES. Total operating expenses were $1,056,744 for the third quarter and $2,965,947 for the nine months ended September 30, 2002, compared with $1,041,743 and $3,080,754, respectively, for the same periods in 2001. The decrease of $114,807 for the nine months ended September 30, 2002 was primarily due to a decrease in selling, general and administrative expenses such as administrative payroll, legal settlements, directors and officers insurance and office supplies. The increase of $15,001 for the third quarter 2002 compared to the same period in 2001 was primarily due to increased legal fees associated with a court hearing to obtain a judgment in the Harris matter discussed in Part II, Item 1 of this filing.

INTEREST EXPENSE. Interest expense was $7,675 for the third quarter and $29,591 for nine months ended September 30, 2002, a decrease of $9,659 and $107,405, respectively, for the same periods in 2001. The considerable decrease was primarily due to the Company's renegotiated line of credit, which significantly reduced interest expense beginning in June 2001. Additionally, interest expense decreased because the Company has reduced the outstanding line of credit balance from $572,064 at September 30, 2001 to $242,497 at September 30, 2002, and as a result of the above market interest rate the Company was paying for that line of credit prior to renegotiating the loan. The line of credit is used to finance accounts receivable and inventory.

PROVISION FOR INCOME TAXES. As of September 30, 2002, the Company recorded a deferred tax asset of $256,460 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2001, the Company had approximately $3,000,000 and $1,350,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2020.

NET INCOME. During the quarter and nine-month period ended September 30, 2002, the Company recorded net income of $122,064 and $636,712, respectively, compared to net income of $93,453 and $415,342 for the same period in 2001. The increase of $28,611 for the quarter and $221,370 for year-to-date is due primarily to a decrease in selling, general and administrative expenses such as administrative payroll, conventions, directors and officers insurance, legal settlements, and interest expense for 2002 compared to the same period last year.

EARNINGS PER SHARE. Earnings per share remains fairly stable at $0.01 and $0.04 per share for the three and nine months ended September 30, 2002, versus $0.01 and $0.03 per share for the same periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

At September 30, 2002, the Company had positive working capital of $1,488,929, compared to a working capital at December 31, 2001 of $825,365. The Company has been successful in paying down its outstanding debt as a result of overall decreased operating expenses and increased revenue. The Company continues to finance its inventory and accounts receivable under a line of credit and through its income from operations. The line of credit outstanding at September 30, 2002 was $242,497 compared to $570,064 at December 31, 2001. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements are sufficient to fund its capital and liquidity needs for the next twelve months.

Cash Flows

OPERATING ACTIVITIES. Net cash flow provided by operating activities was $445,326 for the nine months ended September 30, 2002. This was primarily the result of net income of $636,712, increased by depreciation expense of $166,292. These figures were offset by an increase in accounts receivable of $71,324, an increase in inventory of $202,999 and a decrease of accounts payable and accrued liabilities of $38,394. Net cash flow provided by operating activities for the nine months ended September 30, 2001 was $342,745, due to net income of $415,342 increased by depreciation of $167,221, an increase in accounts payable and accrued liabilities of $36,551, and a decrease in life insurance surrendered for cash value of $45,290. These were offset by an increase in accounts receivable of $46,340, an increase in inventory of $96,110, an increase in prepaid expenses and other assets of $89,799, and an increase in deferred tax assets of $96,910.

INVESTING ACTIVITIES. Net cash flow used in investing activities was $42,715 and $7,624 for the nine months ended September 30, 2002 and September 30, 2001, respectively, which was used primarily for the acquisition of property and equipment, increased in 2002 by advances to officers of $6,219 (accrued interest) and offset in 2001 by repayments from officers of $10,364.

FINANCING ACTIVITIES. Net cash flow used in financing activities was $434,292 for the nine months ended September 30, 2002, representing repayments under the line of credit and capital lease obligations of $368,342 and $65,950 for the purchase of treasury shares. For the same period ended September 30, 2001, net cash flow used in financing activities was $447,278, representing advances drawn on the line of credit of $74,604 offset by repayments on the line of credit and the capital lease obligations of $521,882.

COMMON STOCK REPURCHASE PROGRAM. On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the succeeding two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since the inception of the plan through September 30, 2002, the Company repurchased 339,750 shares of common stock for $65,950.

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

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

----------------------- -------------------------------------------------------------------------------------
     Contractual
     Obligations                                       Payments Due by Period
----------------------- -------------------------------------------------------------------------------------
                                                 Less
                                                Than 1               1-3             4 - 5        After 5
                              Total              Year               Years            Years         Years
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Line of Credit (1)               $242,497           $242,497
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Capital Lease
Obligations                       $63,086            $55,214             $7,872
----------------------- ------------------ ------------------ ------------------ -------------- -------------

Operating Leases                 $617,379           $387,870           $229,509
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Total Cash
Contractual
Obligations                      $922,962           $685,581           $237,381
----------------------- ------------------ ------------------ ------------------ -------------- -------------

         (1) This represents the Company's borrowings under its line of credit with Merrill Lynch. The Merrill Lynch line of credit was activated on August 19, 2002 and provides for maximum financing of $500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%, computed on a monthly basis. As of September 30, 2002, the interest rate on the line of credit was 4.97% per annum. The Company has been making monthly interest payments on the balance. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of its agreement with Merrill Lynch it could have material adverse impact on the Company's business and financial position. The officers of the Company have personally guaranteed the line of credit.

RELATED PARTY TRANSACTIONS. In 1999, Dr. Stephen A. Levine, CEO, and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. For the years ended December 31, 2001 and 2000, the Company paid approximately $9,000 and $99,000, respectively, to IBM for research and development and for market testing of new products. As of September 30, 2002, IBM owes Allergy Research Group approximately $28,337. The continued viability of IBM may depend on the ability of the Company to provide additional funding.

When the Company's stock repurchase plan was announced on May 3, 2002, Dr. Levine and Susan Levine announced that they would also be repurchasing up to 1,000,000 shares under Rule 10b-18. Since the inception of the plan, the Levines purchased 289,750 shares of common stock at prices ranging from $.16 to $.28 per share on the open market. The Levines will continue to purchase shares concurrently with the Company's purchases under the stock repurchase plan.

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

Currently, we consider our accounting policy for income taxes to be affected by management judgments and/or uncertainties. SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the

Company's financial position or its results of operations. The Company's deferred tax asset on its balance sheet is recognized primarily as a result of net operating loss carryforwards. In the event that the Company did not generate any taxable income within the next year, the asset would be overstated. Reducing the asset to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. This asset represents approximately 7.25% of total assets at September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company's financial statements:

APRIL 2002 - SFAS NO. 145 - "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." This statement is effective for fiscal years beginning after May 15, 2002.

JUNE 2002 - SFAS NO. 146 - "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." Effective for exit or disposal activities initiated after December 31, 2002.

OCTOBER 2002 - SFAS NO. 147 - "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

ITEM 3. CONTROLS AND PROCEDURES

The President, who is also the chief executive officer and the chief financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnify NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology requested reimbursement of attorneys' fees, which were denied. NutriCology appealed that decision, and won. The court has ordered the payment of attorneys' fees of approximately $120,000, as well as costs (expected to be approximately $10,000) to NutriCology. A hearing took place on November 8, 2002 to determine whether this amount will be increased, and a decision on that matter is pending. At this time, no estimate can be made as to the time or the amount, if any, of ultimate recovery.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2002, the Company announced a stock repurchase program for between 1,000,000 and 2,500,000 shares of its common stock. Based on then current market prices, the aggregate purchase price for the shares would be approximately $120,000 to $300,000. Stock purchased under the stock repurchase program, will primarily be used to incentivize the Company's employees through its 1998 Stock Option Plan, while minimizing the dilutive effect of such awards on the Company's current shareholders. Since inception of the plan, the Company purchased 383,250 shares of common stock for a total of $77,793.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 23, 2002, the Company held its annual meeting of shareholders at which the shareholders voted to (1) re-elect each of the Company's directors, (2) ratify the selection of the Company's independent auditor for the fiscal year ending December 31, 2002, and (3) approved an amendment of the Company's 1998 Incentive Stock Option Plan 1 to extend the term of the Plan to July 10, 2008. The voting totals were as follows:

                                      For             Against          Abstain
                                      ---             -------          -------
(1)  Directors - Stephen Levine    10,482,075            -               200
(1)  Directors - Susan Levine      10,481,975           100              200
(1)  Directors - Edward Kane       10,482,075            -               200
(3)  Independent Auditors          10,481,075           100             1,100
(4)  Stock Option Plan             10,457,075         24,800             400


Item 5. OTHER INFORMATION

         Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
         99.1 Certification of Stephen A Levine Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code.

    (b) Reports on Form 8-K
         None


                          ALLERGY RESEARCH GROUP, INC.
                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ALLERGY RESEARCH GROUP, INC.
                                                 Registrant



Dated:  November 13, 2002
                                                 By: /s/ Stephen A. Levine
                                                     -------------------------
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                          ALLERGY RESEARCH GROUP, INC.
                              a Florida corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER


I, Stephen A. Levine, certify that:

         1. I have reviewed this quarterly report on Form 10QSB of Allergy Research Group, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant
                     role in the registrant's internal controls; and
         6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Stephen A. Levine
---------------------

Stephen A. Levine


Chief Executive Officer and Chief Financial Officer