Form 10KSB
period 2002-12-31
ALLERGY RESEARCH GROUP INC
filed 2003-03-31
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2002

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

         Yes [ x]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $12,684,413

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 14, 2003 was $0.26, based on the last sale price of $0.30 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 14, 2003, Registrant had outstanding 14,722,105 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1.     DESCRIPTION OF BUSINESS.........................................1
     FORWARD-LOOKING STATEMENTS................................................1
     BACKGROUND................................................................1
     THE COMPANY...............................................................1
     BUSINESS PLAN.............................................................2
     PRODUCTS AND SERVICES.....................................................4
     INDUSTRY OVERVIEW........................................................11
     COMPETITION..............................................................13
     MARKET STRATEGIES........................................................15
     REGULATION...............................................................15
     EMPLOYEES................................................................18
     INTELLECTUAL PROPERTY....................................................18
   ITEM 2.     DESCRIPTION OF PROPERTY........................................18
   ITEM 3.     LEGAL PROCEEDINGS..............................................18
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............19
PART II.......................................................................20
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........20
     MARKET INFORMATION.......................................................20
     HOLDERS..................................................................20
     DIVIDENDS................................................................20
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......20
     INTRODUCTION.............................................................20
     CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS...............21
     FACTORS THAT COULD AFFECT FUTURE RESULTS.................................21
     OVERVIEW.................................................................22
     RESULTS OF OPERATIONS....................................................23
     LIQUIDITY AND CAPITAL RESOURCES..........................................23
     CRITICAL ACCOUNTING POLICIES.............................................26
     RECENT ACCOUNTING PRONOUNCEMENTS.........................................27
   ITEM 7.     FINANCIAL STATEMENTS...........................................28
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................28
PART III......................................................................29
   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....29
     OFFICERS AND DIRECTORS...................................................29
     KEY EMPLOYEES............................................................30
     MEDICAL ADVISORY BOARD...................................................31
     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE..................32
   ITEM 10.       EXECUTIVE COMPENSATION......................................32
     REMUNERATION PAID TO EXECUTIVES..........................................32
     REMUNERATION PAID TO DIRECTORS...........................................33
     EMPLOYMENT AGREEMENTS....................................................33
     EMPLOYEE BENEFITS........................................................34
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT............................................................ 35
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............35
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K............................36
     EXHIBITS.................................................................36
     FORM 8-K REPORTS.........................................................37
   ITEM 14. CONTROLS AND PROCEDURES...........................................37
CONSOLIDATED FINANCIAL STATEMENTS.............................................F1
SIGNATURES....................................................................35
CERTIFICATION.................................................................36

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Allergy Research Group, Inc. and its consolidated subsidiary ("the Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include but are not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

BACKGROUND

      Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "Allergy Research Group(R)"), through its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Through Nutricology, Inc.(R), the Company has produced quality, hypoallergenic nutritional supplements and supplies products to approximately 4,000 physicians and health care practitioners worldwide since 1980. For instance, the Company was the first in the U.S. to introduce numerous specialty products including melatonin, a neurohormone, germanium sesquioxide (a trace mineral), AntiOx(TM), a broad-spectrum antioxidant and Buffered Vitamin C. Buffered Vitamin C was tested at the Haight Ashbury Clinic in San Francisco as a nutritional supplement for its value (associated with medical treatment) for opiate and stimulate abusers. Overall, the tests indicate that Buffered Vitamin C is beneficial in detoxification and aftercare programs, including discouragement of resumption of drug abuse.

THE COMPANY

      Allergy Research Group(R), then Scottsdale Scientific, Inc., was incorporated under the laws of the state of Florida on April 8, 1997 for the purpose of wholesale distribution of health and nutritional supplements. On February 3, 1998, the Company entered into an agreement to acquire Nutricology, Inc., a California corporation formed on March 11, 1980 ("Nutricology"). Nutricology was engaged in the distribution of hypoallergenic nutritional supplements under the guidance of Dr. Stephen Levine.

      Nutricology, Inc. now operates as a wholly owned subsidiary of Allergy Research Group(R). As used herein, the "Company" means Allergy Research Group(R)and its subsidiaries, except where indicated otherwise.

      We sell our products to healthcare professionals worldwide, who recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners world-wide, including accounts in the United States, Japan, China, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Denmark, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore.

      We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts and to retailers. See "Market Strategies" below. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids.

      The Company's principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and its telephone number is (800) 545-9960.

BUSINESS PLAN

      COMPANY GROWTH STRATEGY

      We intend to expand the Company's position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) implement a comprehensive e-commerce plan. We believe that the Company's history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position it to be a long-term competitor in the vitamin and nutritional supplements industries.

      In addition, the Company is expanding into the field of research on pharmaceuticals and nutraceuticals under the leadership and guidance of Dr. Stephen Levine and Dr. Ba Hoang, MD, PhD. This process will be limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and Allergy Research Group(R) whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions. In 2002 and 2001, we spent $260,749 and $195,471, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of pharmaceuticals and nutraceuticals should enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

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

      Our work with Dr. Ba Hoang, one of our Medical Advisors, has lead to research into a number of herbal products that we plan to sell as supplements and which may also be developed into strict pharmaceutical products with patent protection. We have submitted one patent application, for the treatment of ITP, idiopathic thrombocytopenia, which is a common bleeding disease.

      MANUFACTURING AND PRODUCT QUALITY

      Our purpose is to improve the quality of life for our customers through scientifically based innovation, purity of ingredients, education and outstanding service. Our products are designed to be the purest and highest quality obtainable and are generally made without yeast, corn, wheat, soy, dairy products, flavorings, colors, salt, sugar, starch, common preservatives, binders and excipients. To ensure optimal stability, our products are stored in a humidity and temperature-controlled environment. We rely on scientific research and collaboration with other experts in the biomedical field to insure state of the art, hypoallergenic, when possible, formulations containing the purest, highest quality ingredients.

      The Company currently does not have facilities for the manufacture of encapsulated and liquid products, and we are using outside vendors for this purpose. As of December 31, 2002, a concentration of approximately 54% of our manufacturing was distributed among four separate vendors. The largest manufacturer and supplier of raw materials supplies 31% of our needs, with the next largest at 9%, and both the third and fourth largest vendors at 7%. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

      Approximately 75% of our products, consisting of capsules and tablets, are packaged at and distributed from our 25,440 square foot warehousing and packaging facility located in Hayward, California (the "Hayward Facility"). The Hayward Facility was leased by the Company for five years commencing June 1, 1998, and consists of approximately 5,500 square feet of office space. The lease allows for an increase of 5% every 15 months. In 2002, we paid on the average $30,692 per month for these facilities. The original lease was scheduled to expire on June 30, 2003; however, it has been amended to extend the term of the lease one year and to exclude the rental of the warehouse facility that is currently being subleased on a monthly basis through June 30, 2003, which can be terminated by either party with 30 days written notice. The rental expense in 2002 was offset by sublease income of $8,320 per month. In 2003, the sublease income is reduced to $1,900 per month due to the loss of a tenant who leased the whole space to one that leases only part of the space. Our current facility and equipment are sufficient to meet the demands of our customers. Our outside manufacturers package our liquid products and encapsulate our powder products.

PRODUCTS AND SERVICES

      Our vitamin and nutritional supplement line consists of more than 200 products. The Company's product catalog includes the following categories: Amino Acids, Antioxidant Formulas, Bioenergetic Nutrients, Bioflavonoids, Brain Support Products, B Vitamins, Comprehensive Nutrient Formulas, Essential Fatty Acids, Gastrointestinal Health Products, Immune Support, Liver Support Products, Multiple Vitamin / Mineral Products, Musculoskeletal Products, Organic Glandulars, Selenium Products, Specialty Products and Vitamin C products. A brief description of each of these categories appears below, including descriptions of some of our most popular products in each category.

      Approximately 75% of the products discussed below were formulated by Allergy Research Group/NutriCology and are manufactured and distributed by the Company. Another 25% of the products are produced by other companies in the industry and distributed by the Company through licensing agreements. Most notably, we license the distribution rights for ProGreens(R), a fresh, nutrient-rich whole food concentrate, which is gluten-free and contains no egg, dairy or animal products, no yeast, malto-dextrin, barley malt or simple sugar, no preservatives, and no artificial flavoring or coloring; OralMat, a product based on an extract of the rye plant; Eurocel(R), a product made from Korean and Chinese herbs that have been used historically in Oriental medicine, VascuStatin, a product made from bindweed, shown to potentially assist in supporting the inhabitation of angiogenisis; and Nattokinase, an enzyme derived from boiled soybeans and BACILLUS NATTO, which may support healthy blood flow.

      The trademark to ProGreens(R) is owned by Jim Cassidy and is licensed to Nutricology under an exclusive, worldwide license pursuant to which Mr. Cassidy receives royalties based on the amount of ProGreens(R) products sold by the Company. Mr. Cassidy acts as a consultant to the Company in relation to the ProGreens(R) products and receives a fee for attending tradeshows on our behalf as well as commissions based on sales of our products made by him.

      AMINO ACIDS

      Amino acids exist in all living cells and chains of amino acids make up protein. They make up a great portion of our skin, hair, nails, muscle tissue and internal organs. Our brain and heart are especially high in protein. The body uses amino acids in the production of neurotransmitters in the brain, several hormones, a variety of enzyme and metabolic processes, the formation of antibodies, as well as for the production of non-essential amino acids. Essential amino acids are the amino acids the body does not produce and it is necessary to get them from the diet or a supplement. Non-essential and semi-essential amino acids are produced by the body; however, higher amounts may be necessary during times of increased physical or emotional stress, illness or imbalance. Our amino acid products are easily absorbed into the system.

      ANTIOXIDANT FORMULAS

      Through Nutricology, we have pioneered hypoallergenic, broad spectrum, mixed antioxidant formulations. Though essential, oxygen has the potential to create metabolic toxicity. Antioxidant nutrients are utilized in conjunction with antioxidant enzymes to help quench oxygen free radical generation. Acting to impede free radical damage to cells and tissues, the body's antioxidant defense system amounts to a metabolic cooling and lubrication system. The antioxidant nutrients are the body's natural antitoxins and are crucial to homeostasis, having regulatory roles in a diversity of tissue functions. A variety of stressful environmental, genetic and behavioral factors have been linked to increased free radical production in the tissues. Good dietary habits help conserve the body's antioxidant stores, but under the conditions of modern living it can be good "nutritional insurance" to supplement the diet with natural antioxidants.

      BIOENERGETIC NUTRIENTS

      The production of energy begins in a particular organ inside of our cells. That organ is known as the mitochondria. Inside the mitochondria, with assistance of enzymes from the Krebs cycle, carbohydrates and fatty acids are metabolized into Adenosine Triphosphate (ATP). ATP is considered a cofactor and a modulator of activity of some enzymes and can be thought of as cellular currency. Included in this category is the product ProGreens(R), which is formulated with the highest quality green foods, premium adaptogenic herbs and antioxidant bioflavonoids, to provide a broad-spectrum nutritional support from natural food factors not found in isolated vitamins or mineral concentrates. ProGreens(R) is marketed in a variety of forums under our NutriCology(R) label.

      We also produce a hypoallergenic product using germanium, which is a semimetallic element in the same family as carbon, silicon, tin and lead. Germanium sesquioxide may be used in the treatment of anemia, a blood condition involving abnormal oxygen carrying potential. Allergy Research Group(R) was the first company in the United States to introduce germanium sesquioxide. We currently produce germanium in both powder and capsule form.

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

      BRAIN SUPPORT PRODUCTS

      The "brain support" formulas produced by the Company are designed to enhance brain function, improving memory, support the central nervous system and aid in the production of neurotransmitters in the brain. Included in this group of products is Melatonin, which was first introduced into the U.S. health food and professional market by Allergy Research Group(R). Melatonin has many nutritional benefits. However, its main function in the body is to support the aspects of brain chemistry involved in sleep.

      Our newest "brain support" product, 200 mg of Zen, contains a significant quantity of both gamma-aminobutyric acid (GABA) and theanine (glutamic acid gamma-ethylamide), an amino acid derivative found naturally in green tea (Camellia sinensis). 200 mg of Zen provides a source of dietary ingredients that may provide stabilization of mood and a feeling of alert relaxation.

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

      COMPREHENSIVE NUTRIENT FORMULAS

      We produce a family of products that it refers to as "comprehensive" nutrient formulas. These products include: Complete Immune, Complete Heart, Complete Heart II, and Complete Nerve. (These products are sold as Wholly Immune, Take Heart, and Steady On under the Allergy Research Group(R) label, which is marketed to professionals). Complete Immune is a blend of herbs and nutrients designed to work synergistically to enhance the body's natural immune system, decrease oxidative damage, promote liver detoxification, and to regulate cell division. Complete Heart and Complete Heart II are comprehensive cardiovascular support formulas and are prepared with or without hormones DHEA and Pregnenolone (Complete Heart II does not contain these hormones). Both formulas support general nutrition, ATP (adenosine triphosphate) production, catabolism and homocysteine metabolism, anti-oxidant function and maintenance of serum viscosity and cardiovascular health. Complete Nerve is a comprehensive neurovasular support formula that provides nutrients that have been shown to improve blood and oxygen supply to the brain, potentially improving brain function. This formula provides general nutrition, precursors for the formation of L-dopa and dopamine, support for the generation of neurotransmitters, support of healthy emotional response, increased neuromuscular control and support against oxidative degeneration of central neurons.

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

      High intakes of cholesterol, saturated fats and hydrogenated fats ("trans-fats") may be undesirable, but essential fatty acids are positive factors in a personal program for good health. Our essential fatty acids are derived from the highest quality sources available and every batch of each of the fish oil products is tested for mercury and other potential contaminants.

      GASTROINTESTINAL HEALTH PRODUCTS

      The health and integrity of the epithelial lining of the gastrointestinal tract is important for proper absorption of nutrients, for maintaining healthy microbial balance in the gut, and a state of homeostasis throughout the body. When increased intestinal permeability (also known as "leaky gut") exists within the gastrointestinal tract, an environment conducive to inadequate absorption of nutrients and increased absorption of toxins, pathogenic bacteria and inflammatory substances exists, potentially leading to weakened immunity and compromised health. Dietary supplementation with nutrients the body uses to produce healthy epithelial tissue, regulate transit time and balance microbiology which may support gastrointestinal health. Digestive support may also benefit individuals with increased intestinal permeability.

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

      Our gastrointestinal (GI) health products include a variety of products to support digestion and elimination, intestinal permeability and microbiology. Perm A vite is a formula designed specifically to support the body's production of healthy gastrointestinal lining, necessary in conditions of "leaky gut." Several unique and potent probiotic formulas, as well as a variety of microbial balancing formulas, such as Tricycline, containing artemesinin, black walnut hulls, citrus seed extract, and berberine sulfate which have been shown to reduce unwanted microbes. Probiotic is the term used collectively to describe friendly intestinal bacteria, necessary for GI health.

      Another of our gastrointestinal health products is Earth Dragon, an herbal combination product developed by Dr. Ba Hoang and his family of three generations of Vietnamese doctors. The product includes dried earthworms (Earth Dragons), which are used traditionally in the Vietnamese diet to aid the human digestive system. Recent studies by Professor Joel Weinstock, University of Iowa, support the theory that certain microorganisms may play a key role in modulating intestinal immunity. Weinstock believes that ingesting a very specific species of parasitic worm may be highly effective in the treatment of inflammatory bowel diseases such as ulcerative colitis and Crohn's disease, which are believed to be caused by an overactive immune response to normal intestinal bacteria. Earth Dragon is a proprietary product of Dr. Hoang and is unique to the Company.

      IMMUNE SUPPORT

      The immune system is a complex system involving communication between organs, tissues and chemicals. Its main purpose is to protect the body against foreign invaders, infection, and disease processes. The primary functions of the immune system have been understood for a relatively short period of time. As far as is understood at this time it is thought that the thymus gland (master gland of immunity) grows rapidly for the first two years of life. It continues to grow at a slower rate until puberty. At that time the amount and strength of the T-cells determines the strength of one's immune system. The thymus gland then slowly shrinks with age, lessening the strength of one's immune system. Shrinkage of the thymus (decreasing immunity) can be caused by stress, infection, radiation, and drugs such as cortisone, malnutrition, chronic illness and free-radical damage. Specific nutrients that support the thymus and immune system as a whole may potentially increase one's immunity.

      We have some of the most unique products for immune support available today. Lactoferrin, a specific component of bovine colostrum, having a somewhat stimulating effect on the immune system, was introduced to the market by Allergy Research Group(R). Cytolog(R) is a unique complex of peptides selected from bovine colostrum for their molecular weight. These peptides are referred to as "info-peptides" and rather than having direct biological activity on the immune system they seem to inform the body as to what it needs to regulate the immune system. Cytolog(R) is supportive for down regulating auto-immunity as well as supporting conditions of lowered immunity.

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

      We have exclusive U.S. distribution rights for Eurocel, a product made from Korean and Chinese herbs that have been used historically in Oriental medicine. Testing done on Eurocel indicates positive results in patients with Hepatitis C, indicating a significant decrease in viral titers.

      MULTIPLE VITAMIN / MINERAL PRODUCTS

      We produce a multi-Vitamin complex, Multi-Vi-Min(R), formulated by Dr. Levine. Multi-Vi-Min(R) was designed to be a hypoallergenic, and many people who cannot tolerate a complex nutrient formula do well with the formula. The formula comes in three varieties, one containing copper and iron, one without those ingredients, and a formula especially for children. In addition, we produce and market a number of other multi-Vitamin and mineral products on the premise that a quality multiple vitamin/mineral supplement is a must for everyone. These products include calcium, magnesium, zinc and potassium based products, as well as two forms of OcuDyne, a formula created exclusively for Allergy Research Group(R) by Jonathan Wright, M.D. and Alan R. Gaby, M.D. OcuDyne is a formula designed to support the structure and various functions of the eye.

      MUSCULOSKELETAL PRODUCTS

      We produce a variety of musculoskeletal products designed to support connective/joint tissue. Connective tissue is present in varying degrees in all organs of the body. The term "connective tissue" refers to the various types of tissue that make up the joints, tendons, ligaments, and even the web that holds all cells together. As a part of this group of products, we also produce a calcium product designed to support the production of healthy bone tissue.

      We have developed a new product, InflaMed, which aims to helps maintain healthy joint tissue by supporting the reduction of pain associated with inflammation, proinflammatory mediators (e.g. prostaglandins, thromboxanes, etc.) and reduction of inflammatory response by maintain detoxification systems as well as reducing oxidative stress damage induced by inflammation.

      ORGANIC GLANDULARS

      Glandular tissues can be rich sources of nutrients, enzymes and other factors that support specific gland-related metabolism and physiological function. When prepared with sufficient technical sophistication and sensitivity to their delicate nature, some of these glandulars can retain a significant portion of their biological activity. Our glandular products are produced from government inspected, range-grazed animals raised in New Zealand, without the use of pesticides, hormones and antibiotics, and are BSE free. Our glandulars are lyophilized (freeze-dried), which means the material is frozen, then subjected to a high vacuum that vaporizes moisture directly from the solid state, thereby maintaining its biological activity. They are highly potent but are generally well tolerated.

      SELENIUM PRODUCTS

      We produce Selenium-based products. Selenium is an essential trace element that is "redoxactive," (i.e., highly active in electron exchange reactions.) Antioxidant enzymes specialize in electron exchange reactions that help protect the cells and tissues from free radicals and other oxidative "electron stealers." Selenium is an essential component of glutathione peroxidase, being located at the "active site" of this major antioxidant enzyme. Selenium products include a liquid sodium selenite and are encapsulated selenium from kelp.

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

      We produce and distribute Mastica, an encapsulated product which contains Mastic gum, a resinous exudate obtained from the stem and the main leaves of the PISTACIA LENTISCUS tree indigenous to the Mediterranean (most notably the Greek Island of Chios). The gum has been reported in the New England Journal of Medicine to be effective against several strains of Helicobacter pylori. Mastica has become one of our most popular products and we are aware of only one other distributor in the United States.

      We also have a product developed by SoftGel Technologies called Glucosol(TM). Glucosol(TM) is a unique standardized leaf extract of Lagerstroemia speciosa L., a traditional herb from Asia. Processed by water extraction and standardized to 1% corosolic acid per softgel, Glucosol(TM) offers superior potency. Corosolic acid, the active triterpenoid, has been studied for its blood sugar-lowering effects since the 1930's. Recent Japanese and American Studies have shown that Glucosol(TM) regulates blood sugar by supporting the body in improving glucose metabolism and activating glucose transport and uptake. Our unique, all natural softgel formulation provides optimum efficacy and enhanced absorption. Maximum effects occur within the first 15 days of supplementation, and blood glucose levels remain low for a period of time after supplementation is discontinued. In addition, Glucosol(TM) has been shown to support the body in improving carbohydrate metabolism, thereby potentially being valuable in weight reduction programs.

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

      Nattokinase, an enzyme derived from boiled soybeans and BACILLUS NATO, was added to the product line in 2002. Research has shown nattokinase to support the body in breaking up and dissolving the unhealthy coagulation of blood and to support fibrinolytic activity.

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

      Allergy Research Group(R) has pioneered the development of Buffered Vitamin C products, and continues to offer the purest and least allergenic Vitamin C products available anywhere. In addition to its hefty content of ascorbic acid, our Buffered Vitamin C also supplies potassium and the macrominerals calcium and magnesium at approximately one half of the RDI per level teaspoon. Due to its generous complement of calcium (350 mg per teaspoon), supplementation with our Buffered Vitamin C may be desirable for individuals who do not regularly consume dairy products. Developed by Dr. Levine, the unique beet source makes Buffered Vitamin C well tolerated by individuals unable to tolerate other sources of Vitamin C. The latest addition to our Buffered Vitamin C products is a unique cassava root (of the potato family) source Buffered Vitamin C. Both the beet and cassava root sources are formulated with carbonates of potassium, calcium and magnesium, giving it an acid-alkaline buffering action (pH 7.0 in water), potentially improving bowel tolerance and minimizing hyperacidity.

INDUSTRY OVERVIEW

      The market for vitamins, minerals and other dietary supplements (excluding sports nutrition, food bars, diet products and functional foods) (the "VMS Products") grew rapidly between 1994 and 1998, following the passage of the Dietary Supplement Health and Education Act ("DSHEA") in October 1994. Prior to DSHEA, dietary supplements were subject to the same regulatory requirements as were other foods. The new law created a new regulatory framework for the safety and labeling of nutritional supplements. See "Regulation" below.

      Packaged Facts, an independent research firm, reported that the market for VMS Products grew at a compound rate of 15.4% from $5.0 billion in 1994 to $8.9 billion in 1998. A large portion of that growth was attributable to an increase in sales of supplements (primarily herbal), which grew from $1.3 billion in 1994 to $3.9 billion in 1998. Growth in this category was fueled by the widespread publicity surrounding such herbs as echinacea, garlic, ginseng, gingko, Saw Palmetto and St. John's Wort.

      Nutritional Outlook reported in March 2003 that market growth had decreased significantly to 36% from 1999 to 2002, with the expectation that during the next few years the growth rate would reach a mature level of 56%. According to Nutritional Outlook, the U.S. nutrition industry is currently worth approximately $53 billion, divided into the following, primary segments:

      -   Natural and organic foods ($12.6 billion)
      -   Supplements ($17.7 billion)
      -   Functional foods ($18.5 billion)
      -   Natural personal-care and household items ($4.1 billion)

      A report published by Key Note, Ltd. in January 2003 indicates that, during 2002, retail sales of functional foods grew by an estimated 9.2%, while the retail sale of VMS Products fell by 3.6%. The Key Note report estimated that the nutraceuticals market, as a whole, increased in value by 37.7% between 1998 and 2002. The report stated that positive factors included an increase in consumer interest in a healthy diet and lifestyle, and taking charge of health issues, in an aging population where health awareness has increased in importance. Consumer health concerns are coupled with concerns over taking multiple prescription drugs. According to Nutritional Outlook, the market for condition-specific supplements will increase as consumers look for optimal solutions to their specific health conditions.

      Key Note reported that negative factors affecting the industry included consumer skepticism over the need for VMS Products and possible adverse effects of taking overly large doses of some vitamins. In addition, the report indicated that new legislation from multiple regulatory bodies was expected to slow the launch of new products. The report concluded that growth in the nutraceuticals industry between 2003 and 2007 will be driven by the increasingly popular functional foods sector, with almost flat growth predicted in the VMS Products sector.

      Despite the prediction for flat growth in the VMS Products industry, Key Note did conclude that multivitamins continue to represent one of the only growth sectors in the VMS Products market, primarily due to children's and "complete" products. In a study published by Joseph Marra, Director of Marketing at The Natural Marketing Institute in Harleysville, Pennsylvania, in the November 2002 issue of Nutraceuticals World, indicated that the 52-week period ended September 15, 2002 showed multivitamins as the top selling supplement. The study indicated that multivitamins, which have led the category for several years, continue to lead, with a growth rate of 4.7% for the period in 2002. At the same time, the market showed a significant decrease for herbal supplements, with an overall decrease of 9%. The period showed an increase in sales of supplements packaged as "antioxidants." Overall, the study indicated an increase of 1.3% of total category sales of vitamins and minerals, compared to the preceding 52-week period.

      The Natural Marketing Institute concluded that there were multiple causes for the market changes reflected in its study, including, but not limited to, the following:

         - As consumer knowledge of a product increases, they grow weary of the supplement and seek to move on to a younger, more attractive supplement. For example, the study reflected a decrease in sales of vitamins C and E (well known antioxidants) but an increase in sales of other supplements actually packaged as "antioxidants."

         - Publicity surrounding the efficacy, potency and possible herb and drug interactions resulted in a decline in sales of herbal supplements. Herbs and botanicals have been the most effected by negative publicity.

         - Conflicting information regarding the value of natural foods and the effect of modern production methods on actual nutritional value cause some consumers to opt for more natural foods as opposed to supplements, while other seek to supplement their diets with necessary vitamins and minerals in order to replace nutrients which may have been eliminated in the production process.

         - Consumers tend to develop unreasonable expectations as to the benefits of supplements. 42% of the consumers surveyed indicated that they had ceased using vitamins and/or minerals due to lack of recognizable benefits, while the number for herbal supplements exceeded 50%. Despite this, the study still indicated that "overall credibility" was cited by only 6 to 7% of consumers as the reason for cessation of use. This trend indicates that consumers may believe in the products, but are still unsatisfied with the speed and noticeability of results.

      Vitamins and nutritional supplements are sold through seven primary distribution channels: natural food and specialty retail (including health food stores and supplement/chain stores such as General Nutrition Centers and Great Earth), mass-market retailers (drug store chains, supermarkets and other mass merchandisers), direct sales channels (including multilevel marketing and catalog distribution), e-commerce via the Internet, mail order, direct TV (for example, infomercials), and professionals. According to Nutritional Outlook, roughly 70% of all products are sold in retail outlets, including health food stores, supplement and/or chain stores, supermarkets, grocers and drug stores. The other 30% is sold either directly to consumers through catalogs, the Internet or television and radio advertising, as well as multilevel marketers. Although the Nutritional Outlook study showed only a small amount of product being sold through medical professionals and alternative-healthcare providers, practitioners were considered the highest-growth category "with potential as an untapped source of consumer access, especially with physicians." E-commerce was also listed as having high growth potential; however, the study states that this growth should cap out at about 4% of the industry by 2010.

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

      We expect that the aging of the United States population, together with a corresponding increased focus on preventative health measures, to continue to influence the demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. In marketing our products, we will need to focus on understanding consumer needs, introducing new products to meet those needs and winning the trust of consumers through the quality and efficacy of our products.

      While the retail channel of distribution for vitamins and nutritional supplements has been consolidating, there has not yet been any significant consolidation among the companies that manufacture and sell these products. The vitamin and nutritional supplement industry remains fragmented, and we believe that no company controls a significant share of the market.

COMPETITION

      Strong interest in nutritional supplements has resulted in a large number of competitors in the marketplace. The market has many growth companies with strong marketing and sales abilities, quality products and sound management. In addition to competition from other companies in the VMS Product sector, we experience competition from other sectors of the nutrition industry, including from the functional food sector, where retail sales grew by approximately 9.2% in 2002 as compared to a decrease in retail sales of VMS Products of 3.6% for the same period according to the Key Note study. Functional foods include breakfast cereals, fortified breads, cholesterol-lowering margarines, and yogurt drinks, among others.

      A few of our competitors in the VMS Product sector are listed below:

      THORNE RESEARCH. Thorne manufactures hypo-allergenic products similar to those of the Company, in approximately the same price range, and markets its products only to health care professionals. In fact, in marketing to professionals, Thorne is probably our biggest competitor. However, Thorne tends to cater to Naturopathic Doctors, while the Company markets to a broader range of professionals in the medical field. In addition, our products are more generally available than those of Thorne since they can be purchased directly or in stores.

      METAGENICS, INC. Metagenics produces some products which are similar to ours; however, as the practitioner provider division of Health World Limited, it limits access to its products to healthcare practitioners and patients referred by healthcare practitioners registered with Metagenics.

      DOUGLAS LABS. This company manufactures some products that are similar to ours and does a lot of private labeling for members of the health care profession. Although we feel that our products are as good or better than those of Douglas, we are not yet equipped to compete with their products in the private labeling market.

      JARROW FORMULAS. Jarrow manufactures high quality products that are marketed in the retail market. We believe their products are of a higher quality than those of either TwinLab or KAL, and their products are generally priced a little lower than ours. The retail market for Jarrow products seems to be growing; while 37% of our sales are still concentrated in the professional market.

      TWINLAB. TwinLab is a mass market-focused company, whereas Allergy Research Group(R) concentrates on sales to medical professionals. The Company has plans to enter the mass market in the next few years, and believes that scientifically-based products such as the Company's will be sought after. There may be some overlap with the TwinLab customer base at this time, but it is not expected to adversely impact our current revenue stream.

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

      REXALL SUNDOWN, INC. develops, manufactures, markets and sells vitamins, nutritional supplements and consumer health products through sales to retailers, direct sales through independent distributors and mail order. It offers a line of approximately 800 products, including vitamins in both multivitamin and single-entity formulas, minerals, herbals, weight management products, homeopathic remedies, sports nutrition products and personal care products. Although some of Rexall's products are in direct competition with some of the our vitamin and nutritional supplement products, we believe that our products are of higher quality. In addition, we continue to concentrate a significant portion of our sales in the professional sector, while Rexall concentrates on mass-market retail sales.

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

MARKET STRATEGIES

      We have divided sales into multiple market channels:

            o Professional accounts - Physicians, nutritionists, chiropractors and health care professionals (37%).

            o Distributor accounts - Sales to distributors (to be resold to the professional or retail markets) (46%).

            o Retail accounts - Healthfood stores and direct sales to consumers (17%).

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

      The Company markets its products through the use of trade shows, direct marketing to physicians, nutritionists, chiropractors and health care professionals, contractual arrangements with distributors (who market the products themselves), advertising in trade magazines, radio shows in which Dr. Levine participates, direct sales to health food stores and pharmacies, and direct catalog sales to consumers. Our direct sales team currently consists of one primary representative and three contracted sales representatives covering critical territories and markets. These four sales representatives, combined with internal support staff, are focused on informing existing customers of our newest products. Through a combination of direct telemarketing, e-mail "blasts," the Company's newsletter "Focus," and extensive market specific mailings, we anticipate increased sales over the next year.

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

      The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted in October 1994. DSHEA revised the provisions of the Federal Food, Drug and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements," including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet.

      Prior to the enactment of DSHEA, dietary supplements were subject to the same regulatory requirements as other foods. Under DSHEA, manufacturers of dietary supplements became responsible for determining that the dietary supplements it manufactured are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. As a result, dietary supplements do not require approval from the FDA before they are marketed. Except where the manufacturer is introducing a new dietary ingredient, where pre-market review for safety data and other information is required, a manufacturer does not have to provide the FDA with this evidence either before or after it markets it products. In addition, dietary supplements do not require FDA registration prior to production or sale. As indicated above, the manufacturer does, however, have to notify the FDA if it intends to market a dietary supplement in the U.S. that includes a new dietary ingredient. In that case, the manufacturer must demonstrate why the ingredient is reasonably expected to be safe for use in dietary supplements unless the ingredient has already been recognized as a food substance and is present in the U.S. food supply.

      During March 2003, the FDA issued proposed regulations that would require supplement-makers to list their ingredients, ensuring they are not adulterated with contaminants or impurities and that the dosages promised on the label are indeed correct. Dietary supplements would also need to be labeled accurately to reflect active and other ingredients. If adopted as proposed, the new rule would establish new standards or "current good manufacturing practices" ("CGMPs") to prevent such adulteration or mislabeling, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The proposed rule also contains requirements for the design and construction of physical plans, and establishes quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rule includes requirements for maintenance of records and handling of consumer complaints related to the CGMPs.

      The proposed rule is designed to cover all types of dietary supplements. However, recognizing that the new rule, if adopted, would have a greater economic impact on small businesses, the FDA included a three-year phase-in period for small businesses. As a result, businesses with fewer than 500 employees would not be required to be in complete compliance with the new regulations until three years after they become effective. The proposed rule will be available for public comment for three months with implementation of final regulations expected next year.

      Products marketed by the Company are classified as dietary supplements under the FFDC Act, and are therefore subject to DSHEA and, if adopted, the proposed regulations. In addition to these regulations, advertising and label claims for dietary supplements have been regulated by state and federal authorities under a number of disparate regulatory schemes. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA or FTC regulations or decisions will not restrict the permissible scope of such claims even beyond the current proposals.

      Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only a limited number of health claims for dietary supplements. However, among other things, the DSHEA amended, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post- use notification to the FDA, are met. Such statements, commonly referred to as "structure function" claims, may describe how particular nutritional supplements affect the structure, function or general well being of the body (e.g. "promotes your cardiovascular health").

      On November 18, 1998, the FTC published "Dietary Supplements: An Advertising Guide for Industry," a guide describing FTC policy governing dietary supplement advertising. The guide provides additional explanation but does not substantively change the FTC's policy requiring that product claims be truthful and supported by adequate substantiation as to the truthfulness of the claim.

      On March 19, 2003, the FDA issued new security guidance documents to ensure the safety and security of the U.S. food supply. The new guidance documents are designed to reduce the risk of tampering or other malicious, criminal or terrorist acts. The FDA also announced increased surveillance of domestic and imported foods. The guidance documents were issued in response to the increased risk of bioterrorism as a result of the "War on Terrorism" and the current U.S. invasion of Iraq. The new guidance documents and heightened surveillance are part of Operation Liberty Shield, a comprehensive national plan designed to increase protections for U.S. citizens and infrastructure while maintaining the free flow of goods with minimal disruption to the economy or American way of life. The FDA guidance documents are not regulations and are not mandatory, but they do provide FDA recommendations, which are generally followed throughout the industry. It is unclear what, if any, impact compliance with the guidance documents by firms that produce, process, distribute, pack or transport food ingredients will have on the dietary supplement industry.

      Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

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

EMPLOYEES

      As of the date of this report, the Company employs approximately 30 full-time and four part-time employees. The Company does not have any collective bargaining agreements with its employees and we believe our employee relations are good.

INTELLECTUAL PROPERTY

      Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has approximately 13 trademark registrations with the United States Patent and Trademark Office, including for Allergy Research Group(R) and NutriCology(R). We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, we have obtained no patents for its vitamin and nutritional supplement products.

ITEM 2. DESCRIPTION OF PROPERTY

      Our main administrative office and warehouse, located in Hayward, California, is under a five-year lease, which commenced June 1, 1998. The lease contains a provision allowing for an increase in rent of 5% every 15 months. The property consists of approximately 25,440 square feet of office and warehouse space, of which approximately 5,500 square feet is office space and 19,940 square feet consists of warehouse space. The Company previously maintained a second warehouse for warehousing and packaging purposes, which was sublet during the period ended December 31, 2002, for $8,320 per month. This sublease was terminated as of December 31 2002 and a new tenant was found beginning January 20, 2003 on a month-to-month basis for $1,900 per month. The new tenant leases substantially less space than the prior tenant. During fiscal years ended 2002 and 2001, the Company paid rent on its facilities of $368,300 and $354,576, respectively. For the period ended December 31, 2002, the Company paid total rent of $368,300 on both facilities, offset by sublease income of $91,520 for a total rent expense of $276,780.

ITEM 3. LEGAL PROCEEDINGS

      In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in the interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because

NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has fully indemnified NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology had requested reimbursement of attorneys' fees, which were denied. NutriCology appealed that decision, and won. The court ordered the payment of attorneys' fees of approximately $120,000, as well as costs (expected to be approximately $10,000) to Nutricology. NutriSupplies has filed an appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "ALRG." The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board and the Pink Sheets for each quarter of fiscal years end December 31, 2001 and 2002 as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                Quarter          Quarter         Quarter
                Ending             High            Low
               3/31/2001          $0.22           $0.06
               6/30/2001          $0.23           $0.10
               9/30/2001          $0.20           $0.115
               12/31/2001         $0.21           $0.10
               3/31/2002          $0.18           $0.091
               6/30/2002          $0.18           $0.10
               9/30/2002          $0.38           $0.15
               12/31/2002         $0.345          $0.19
               3/14/2003*         $0.32           $0.17

*Reflects partial period.

HOLDERS

      As of March 14, 2002, there were approximately 105 holders of record of the Company's Common Stock. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

      Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

      - CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the consolidated financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

      - FACTORS THAT COULD AFFECT FUTURE RESULTS. This section discusses factors and other variables affecting our operating results and cautions readers that past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

      - OVERVIEW. This section provides a general description of the our business, as well as recent developments that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

      - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the years ended December 31, 2002 compared to 2001. A brief description is provided of transactions and events, including related party transactions, that impact the comparability of the results being analyzed.

      - LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2002.

      - CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

      - RECENT ACCOUNTING PRONOUNCEMENTS. Summarizes accounting pronouncements issued throughout the year and indicates any potential impact on the Company.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS

      The following discussion should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, included in this section and elsewhere in this report.

FACTORS THAT COULD AFFECT FUTURE RESULTS

      Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products;
(ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing, demand for products, levels of trade inventories and availability of raw materials; (xiii) the success of product development and new product introductions into the marketplace; (xiv) slow or negative growth in the nutritional supplement industry; (xv) the departure of key members of management; (xvi) the ability of the Company to efficiently manufacture its products; (xvii) the effect of proposed legislation regarding the labeling, facilities and quality control of our products; (xviii) the effect of FDA guidance documents for increased inspections of food ingredients on the dietary supplement industry; (xix) the effect of the U.S. War on Terrorism and activities in Afghanistan and Iraq; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission, and elsewhere in this report.

OVERVIEW

      BUSINESS DESCRIPTION. We strive to be an innovative leader in nutraceutical research and product formulation. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts and to retailers. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and the telephone number is (800) 545-9960.

      FUTURE OPERATIONS. The success of our future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand our position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) implement a comprehensive e-commerce plan. We believe that our history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position it to be a long-term competitor in the vitamin and nutritional supplements industries.

      We will continue to work with Dr. Hoang on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and the Company whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

RESULTS OF OPERATIONS

      Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

      FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

      REVENUES. During the fiscal year ended December 31, 2002, we had net sales of $12,684,413, representing an increase of $935,214 from net sales of $11,749,199 during fiscal year ended December 31, 2001. The overall increase of 8% was driven by an increase in retail sales of approximately 78%, an increase in sales to distributors of approximately 7%, an increase in sales to health food stores of approximately 10%, while sales directly to professionals showed modest increases. The increase in sales is the result of the introduction of new products and increased marketing efforts.

      COST OF SALES. Cost of sales increased $480,016 to $7,587,795 for the year ended December 31, 2002, compared to $7,107,779 for the year ended December 31, 2001. The increase in cost of sales corresponds with the increase in sales. Gross profit margins increased approximately .7%, approximating 40.2% for 2002 as a result of the higher margins associated with retail sales.

      OPERATING EXPENSES. Total operating expenses decreased by approximately $79,183 or 2% to $4,184,829 for the year ended December 31, 2002 from $4,266,445 for the year ended December 31, 2001, primarily attributable to reduced bad debt expense and because an expense associated with a legal settlement was recorded in 2001 where no corresponding expense existed for 2002.

      INTEREST EXPENSE. Interest expense decreased approximately $122,393 for the year ended December 31, 2002, as compared to December 31, 2001, as a result of declining interest rates and because the line of credit outstanding was reduced to zero during the fourth quarter of 2002.

      INCOME TAXES. As of December 31, 2002, we recorded a deferred tax asset of $404,085 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2002, we had approximately $2,200,000 and $1,400,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2021 (federal) and 2013 (state).

      NET INCOME. During the period ended December 31, 2002, we experienced net income of $997,862, as compared to net income of $326,557 for the period ended December 31, 2001. The increase is a reflection of the increase in sales, higher profit margins, a reduction in selling and general and administrative expenses, from $4,070,974 in 2001 to $3,924,080 in 2002, and the reduction of interest expense.

      EARNINGS PER SHARE. Earnings per share have increased to $0.07 per share for the year ended December 31, 2002, versus $0.02 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

      Cash Flows

      OPERATING ACTIVITIES. Net cash flow provided by operating activities was $882,997 for the year ended December 31, 2002 resulting primarily from net income of $997,862 increased by depreciation expense of $224,295. Reducing the cash flow generated from net income plus depreciation expense were increases in deferred tax assets of $183,625, accounts receivable of $20,344, inventory of $42,486, and deposits of $8,320 and decreases in accounts payable of $272,258 and the allowance for doubtful accounts of $36,329. Cash flow from operations was increased by increases in prepaid expenses and other assets of $47,898 and decreases in accrued liabilities of $106,451. Net cash flow provided by operating activities was $485,410 for the year ended December 31, 2001. This was primarily the result of net income of $326,557, increased by deprecation expense of $225,002, a decrease in accounts receivable of $363,098, a decrease in the cash surrender value of life insurance of $45,290, and an increase in accounts payable of $167,840. These figures were primarily offset by a decrease in the allowance for doubtful accounts of $100,190, a decrease in the inventory reserve account of $64,685, an increase in deferred tax assets of $96,910, an increase in inventory of $260,756, an increase in prepaid expenses and other assets of $61,968 and a decrease in accrued liabilities of $42,855.

      INVESTING ACTIVITIES. For the year ended December 31, 2002, net cash flow used in investing activities was $35,767, resulting primarily from the acquisition of property and equipment of $46,227 reduced by repayments from officers of $11,110. Net cash flow used in investing activities was $16,400 for the year ended December 31, 2001, resulting primarily from the purchase fixed assets of $34,499 and offset by repayments on officer loans of $18,749.

      FINANCING ACTIVITIES. For the year ended December 31, 2002, net cash used in financing activities was $706,727 resulting from the purchase of treasury shares for $81,573, and the repayment on the line of credit and capital lease obligation of $570,064 and $55,090, respectively. Net cash flow used in financing activities was $458,159 for the year ended December 31, 2001, representing advances drawn on the line of credit of $77,604 and repayments under the line of credit and capital lease obligations of $535,763.

      COMMON STOCK REPURCHASE PROGRAM. On May 3, 2002, we announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of its common stock in open market transactions, from time to time, during the succeeding two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Since the inception of the plan through December 31, 2002, the Company repurchased 383,250 shares of common stock for $81,573.

      Current Financial Condition/Risk Analysis

      At December 31, 2002, the Company had a positive working capital of $1,873,215, compared to working capital at December 31, 2001 of $825,365. We have been successful in paying down its outstanding debt as a result of overall decreased operating expenses and increased revenues, and as evidenced by a decrease in the outstanding line of credit to zero at December 31, 2002 from $570,064 at December 31, 2001. We finance our inventory and accounts receivable under a line of credit and through income from operations. If customer demand should drop off due to such factors as pricing pressures imposed by competitors, customer bankruptcies or some other unforeseen circumstances, our access to funds may be restricted.

      During the next twelve months, we will continue to work with Dr. Hoang on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. In addition to our work in the pharmaceutical and nutraceutical fields of research, we will continue to add new products to our existing product line.

      During 2002, we experienced a concentration of approximately 54% of our manufacturing with four separate vendors. We do not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships with its four largest vendors - Horizon Laboratories (31%), M&L Pharmaceuticals (9%), ABCO Laboratories, Inc. (7%) and Softgel Technologies (7%). We believe that the Company has good relations with all of its current manufacturers and suppliers. However, we believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

      Approximately 11% of our total sales in 2002 were attributable to a single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sell directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales.

      Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include the Company's ability to operate profitably, to recruit and train management and personnel, and to compete with other, better capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and in addition, we have available net operating loss carryforwards of approximately $2,200,000 (federal) and $1,400,000 (state) to offset future taxable income.

      The U.S. economy in general is being adversely affected by the terrorist activities and potential activities, the War on Terrorism and current military actions in Iraq and Afghanistan. Any economic downturn resulting from such activities could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. In addition, in response to these activities and potential activities, on March 19, 2003, the FDA issued four new security guidance documents designed to step-up the inspection of foods and food ingredients entering or present within the U.S. Although these guidance documents are not mandatory, they represent the recommendations of the FDA, which are generally followed in the food industry. As yet, it is unclear what effect, if any, the compliance with these guidance documents by members of the food industry will have on the dietary supplement industry. Certain dietary ingredients may also represent food ingredients that are subject to these types of inspections. Although the guidance documents are part of Operation Liberty Shield, which is designed to minimize impact to the economy, the increased surveillance of domestic and imported foods may result in delays and/or increased expenses in the food industry and indirectly affect our business operations.

      In addition, during March 2003, the FDA issued proposed regulations that would require supplement-makers to list their ingredients, ensuring they are not adulterated with contaminants or impurities and that the dosages promised on the label are indeed correct. Dietary supplements would also need to be labeled accurately to reflect active and other ingredients. If adopted as proposed, the new rule would establish new standards or "current good manufacturing practices" ("CGMPs") to prevent such adulteration or mislabeling, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The proposed rule also contains requirements for the design and construction of physical plans, and establishes quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rule includes requirements for maintenance of records and handling of consumer complaints related to the CGMPs.

      The proposed rule is designed to cover all types of dietary supplements. However, recognizing that the new rule, if adopted, would have a greater economic impact on small businesses, the FDA included a three-year phase-in period for small businesses. As a result, businesses with fewer than 500 employees would not be required to be in complete compliance with the new regulations until three years after they become effective. If the proposed rule is adopted as proposed, we will attempt to spread the implementation expenses across the three-year phase-in period and may incur some of these expenses during the next twelve months of operations.

      CONTRACTUAL OBLIGATIONS. Our Contractual Obligations and Commercial Commitments are detailed below:

                                                     Payments Due by Period
--------------------------- -------------------------------------------------------------------------------------
                                                    Less
    Contractual                                     Than 1              1-3             4 - 5         After 5
    Obligations                   Total             Year               Years            Years          Years
--------------------------- ---------------- ------------------ ------------------- ------------- ---------------
Line of Credit (1)
--------------------------- ---------------- ------------------ ------------------- ------------- ---------------
Capital Lease
Obligations                         $48,771            $48,771
--------------------------- ---------------- ------------------ ------------------- ------------- ---------------

Operating Leases                   $479,187           $322,812            $156,375
--------------------------- ---------------- ------------------ ------------------- ------------- ---------------
Total Cash Contractual
Obligations                        $527,958           $371,583            $156,375
--------------------------- ---------------- ------------------ ------------------- ------------- ---------------

      (1) This represents our borrowings under the line of credit with Merrill Lynch, which had a zero balance as December 31, 2002 and through the date of this filing. The Merrill Lynch line of credit was activated on August 19, 2002 and provides for maximum financing of $500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%, computed on a monthly basis. As of December 31, 2002, the interest rate on the line of credit was 4.53% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if we were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The officers of the Company have personally guaranteed the line of credit.

CRITICAL ACCOUNTING POLICIES

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

      We believe the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

      INCOME TAXES

      SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. Our deferred tax asset on the consolidated balance sheet is recognized primarily as a result of net operating loss carryforwards. In the event that the Company did not generate any taxable income within the next year, the asset would be overstated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. This asset represents approximately 11.32% of total assets at December 31, 2002.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      INVENTORY

      Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the our financial statements:

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

      DECEMBER 2002 - SFAS No. 148, "ACCOUNTING FOR STOCK BASED COMPENSATION-TRANSITION AND DISCLOSURE." was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for financial statements with fiscal years ending after December 15, 2002.

      PENDING ACCOUNTING PRONOUNCEMENTS - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

ITEM 7. FINANCIAL STATEMENTS

      Please see our audited consolidated financial statements for the period ended December 31, 2002, as compared to the period ended December 31, 2001, attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      During our last fiscal year and as of the date of this report, we have had no changes in or disagreements with our principal independent accountant regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor has our principal accounting firm resigned or declined to stand for re-election.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

      The management and directors of the Company's business activities are under the control of its Board of Directors. Our Chief Executive Officer, Stephen Levine, Ph.D., manages the Company's daily operations. The Company currently has three directors. The following table provides information regarding each of our officers and directors, including positions held.

NAME                                  POSITION HELD(1)
----                                  -------------

Stephen Levine, Ph.D.                 Chief Executive Officer, Chief Financial
30806 Santana Street                  Officer, President, and  Chairman of the
Hayward, California 94544             Board

Susan Levine                          Chief Conventions Oversight, Secretary,
30806 Santana Street                  Director
Hayward, California 94544

Ed Kane (1)                           Director
45 Reese Road
Millville, NJ 08332

      (1) Mr. Kane acts as an independent director for the Company.

      The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

      STEPHEN LEVINE, PH.D. (51) has served as the Company's Chief Executive Officer from December 1997 to January 1999 and recommenced service to the Company in that capacity in January 2000, upon resignation of the interim CEO. Dr. Levine has been Chairman of the Board and a Director of the Company since December 1997. In January 2001, Levine was appointed Chief Financial Officer of the Company. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology/Allergy Research Group and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. He now serves as Chairman of the Board of Directors, as well as being employed as Director of Research. Dr. Levine is the author of AntiOxidant Adaption, Its Role in Free Radical Pathology. Dr. Levine is the husband of Susan Levine, who acts as Chief Convention Oversight of the Company.

      SUSAN LEVINE (47) has served as the Secretary and Chief Conventions Oversight and Director to the Company since December 1997. Mrs. Levine resigned her board membership temporarily between January 1999 and January 2000. In addition, Susan Levine acts as the Company's Public Relations and Conventions and Travel Specialist. Since 1980, Mrs. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of the Company. Prior to working for the Company, Mrs. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

      ED KANE (75) was appointed to the Company's Board of Directors on November 8, 2000. From 1955 to present, Mr. Kane has acted as the sole owner and chief executive officer of Kane Steel, a company that has current gross sales of $25 million and over 120 employees. Mr. Kane also started K-TRON International ("KTII") in 1964. KTII was the first to digitize weigh feeding, which is a system used to continuously weigh and feed material for the process industries. KTII is listed on the over-the-counter market and is a $120 million company today, with plants in Switzerland and the United States. In addition, Mr. Kane started K-FLOW International ("KFI") in 1980 to manufacture a patented mass flow meter. KFI was merged into the instrument division of the Swiss firm Asea Braun Bavari in 1991. Expanding into the health field ten years ago, Mr. Kane and his wife Patricia, a Ph.D., founded BodyBio Corporation, a specialized laboratory analysis service utilized by physicians worldwide in interpreting blood test results. Mr. Kane is currently the chief executive officer of BodyBio Corporation. Mr. Kane has been a student of science and medicine for most of his adult life, and holds a degree from the Temple University. Mr. Kane's particular focus has been on fatty acid metabolism. He has been a visiting professor at the Wharton School of Business in Philadelphia and instructs physicians in a biomedical course on lipid metabolism five times yearly. Mr. Kane holds several U.S. patents on steel structures, instrumentation and biochemistry. The city of Millville, New Jersey recognized Mr. Kane as one of the three leading industrialists of the last half century.

KEY EMPLOYEES

      FRED SALOMON, was hired in 2002 to fill the role of Director of Operations. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. For the last 20 years, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

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

      LAURA JOHNSON, CPA, has been the Controller for the Company since January 2001. Prior to accepting the position with the Company she was the controller at a small closely held company. She has also held various accounting and auditing positions with American Stores, Inc., Ball Metal Container Group and Price Waterhouse. Ms. Johnson holds a B.S. degree in Business Administration with a concentration in accounting from Colorado State University, Fort Collins, where she graduated in 1981.

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

MEDICAL ADVISORY BOARD

      The Company has a Medical Advisory Board, currently consisting of the following members:

      DR. JEFFRY ANDERSON. Dr. Anderson is Medical Advisory Board co-chairman with Dr. Stephen Levine. Dr. Anderson also carries on a Marin County based medical practice. Dr. Anderson consults with Dr. Levine to develop state of the art designer supplements the Company is known for originating. Prior to his consulting work with the Company, Dr. Anderson was in private practice in Marin County for approximately 25 years. He has been working with Dr. Levine for approximately the past ten years, at the same time acting as a consulting physician for other companies. He is best known for his ground-breaking work in the fields of Chronic Fatigue Syndrome and Fibro Mialgia. Dr. Anderson was one of the first Bay Area Physicians to focus on the causes of Chronic Fatigue. His extensive work in immune system dysfunctions make him the perfect choice to help head up the Company's Medical Advisory Board. Dr. Anderson received his M.D. from the Indiana University School of Medicine in 1969.

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

      Our success is substantially dependent upon the efforts of Dr. Stephen Levine. The loss of Dr. Levine, whom we regard as the Company's visionary, could have a material adverse effect on the Company if a suitable replacement were not found. Our future success is likely to depend substantially on its continued ability to attract and retain highly qualified personnel, and the competition for such personnel is intense.

      The Company currently does not have an audit committee. Our independent director in consultation with our outside auditing firm reviews the audited financial statements annually.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, all reports which were required to be filed by our directors, officers or principal shareholders during 2002 under Section 16(a) of the Securities Exchange Act of 1934, were timely filed with the exception of Form 4s due to be filed by our Chief Executive Officer and our Secretary with respect to shares purchased jointly by them on October 21, 2002. The filing was inadvertently missed and filed on November 18, 2002.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

     The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                                     SUMMARY COMPENSATION TABLE
                                                                        Long Term Compensation
                                                                ---------------------------------------
                                  Annual Compensation                    Awards              Payouts
                          ------------------------------------- -------------------------- ------------
                                                       Other      Restricted    Securities
Name and                                               Annual       Stock      Under-lying      LTIP        All Other
Principal                                           Compensation   Award(s)     Options        Payouts     Compensation
Position         Year     Salary($)    Bonus ($)       ($)           ($)           (#)           ($)          ($) (1)
----------------------------------------------------------------------------------------------------------------------
Stephen          2000      69,083                                                                            19,391
Levine, CEO      2001      25,246                                                                            17,355
                 2002      50,000       90,000                                                               16,505

Susan Levine,    2000      54,988                                                                            18,247
Secretary        2001      29,981                                                                             6,751
                 2002      41,940       50,000                                                                7,500

(1) Includes matching funds contributed under the Company's 401(K) Plan, auto allowances and premiums paid on Officer Life Insurance and disability policies.

      During the last fiscal year and as of December 31, 2002, we did not grant any stock options to executive officers.

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

                                                               Number of
                                                               Securities
                                                               Underlying            Value of Unexercised
                                                               Unexercised           In-the-Money
                                                               Options/SARs at       Options/SARs at FY-
                                                               FY-End (#)            End ($)

                  Shares Acquired on                           Exercisable/          Exercisable/
Name              Exercise (#)           Value Realized ($)    Unexercisable         Unexercisable
----------------------------------------------------------------------------------------------------------
Susan Levine                  0                     0          150,000/0              0/0(1)


(1) In 1999, the Company issued options to purchase 150,000 shares of Common Stock to Susan Levine as compensation for her services as an officer of the Company. These options are exercisable for an exercise price of $2.00 per share and expire on January 26, 2004.

REMUNERATION PAID TO DIRECTORS

      No remuneration was paid to the Company's directors during its fiscal year ended December 31, 2002.

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

      The 1998 Incentive Stock Option Plan is administered by the Board of Directors, which has the authority to select individuals who are to receive options under the Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the vesting provisions, the option term and the exercise price. The 1998 Incentive Stock Option Plan includes two separate plans: Plan A provides for the granting of options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and Plan B provides for the granting of non-qualified stock options. Each Plan will terminate on September 23, 2012, unless sooner terminated by the Board.

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

      In the event of (i) the merger or consolidation of the Company in which it is not the surviving corporation, or pursuant to which shares of Common Stock are converted into cash, securities or other property (other than a merger in which holders of Common Stock immediately before the merger have the same proportionate ownership of the capital stock of the surviving corporation immediately after the merger), (ii) the sale, lease, exchange or other transfer of all or substantially all of the Company's assets (other than a transfer to a majority-owned subsidiary), or (iii) the approval by the holders of Common Stock of any plan or proposal for the Company's liquidation or dissolution (each, "Corporate Transaction"), the Board of Directors will determine whether provision will be made in connection with the Corporate Transactions for assumption of the options under the 1998 Incentive Stock Option Plan or substitution of appropriate new options covering the stock of the successor corporation, or an affiliate of the successor corporation. If the Board of Directors determines that no such assumption or substitution will be made, each outstanding option under the 1998 Incentive Stock Option Plan shall automatically accelerate so that it will become 100% vested and exercisable immediately before the Corporate Transaction.

      RULE 401(K) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain limitations, and the Company will match 50 percent of an employee's contribution. The Company will not match before tax contribution amounts in excess of 6% of the employee's compensation. Total provisions with respect to these plans approximated $34,000 and $33,000, for the years ended December 31, 2001 and 2002, respectively.

      CAFETERIA PLAN. In May 1999, the Company adopted the NutriCology, Inc./Allergy Research Group, Inc. Cafeteria Plan pursuant to section 125 of the Internal Revenue Code ("Cafeteria Plan"), retroactive to January 1999. Eligible employees may contribute a portion of their upcoming pay to special funds or accounts to pay for certain benefits under the Cafeteria Plan, including health care reimbursement, day-care assistance and insurance premiums on health care insurance programs. Ordinarily, these expenses would be paid with out-of-pocket, taxable dollars. Under the Cafeteria Plan, the amounts contributed are not subject to Federal income or Social Security taxes. Employees may submit requests for reimbursement of these expenses to the administrator of the Cafeteria Plan, BenefitStreet.com, at any time during a plan year. At the end of each plan year, the employees will forfeit any unspent monies unless requests for reimbursement are made no later than 60 days after the end of the year. We will automatically contribute enough of the employee's compensation to pay for insurance coverage provided under its health plan; however, it is up to the employee to determine the amount of any additional contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2001 concerning the beneficial ownership of our common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

-----------------------------------------------------------------------------------------------------------------
                               Name and Address of Beneficial       Amount and Nature of
Title of Class                             Owner                    Beneficial Ownership    Percent of Class(3)
-----------------------------------------------------------------------------------------------------------------
$.001 par value common stock   Stephen A. Levine, Ph.D.                       10,183,250           70%(1)
                               30806 Santana Street
                               Hayward, California 94544

$.001 par value common stock   Susan D. Levine                             10,333,250(4)
                               30806 Santana Street
                               Hayward, California 94544


$.001 par value common stock   Officers and Directors as a group               10,183,250          69%(2)


(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2002, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person.
(2)   Percentages are based on 14,722,105 shares outstanding on March 7, 2003.
(3) Represents shares held jointly with the Company's Secretary, Susan D. Levine, as community property. Percentage calculation includes currently vested options held by Susan D. Levine.
(4)   Includes 10,183,250 held jointly with our Chief Executive Officer, Stephen
      A. Levine, and options to purchase 150,000 shares of common stock at an exercise price of $2.00 per share which are fully vested.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Stephen Levine, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Secretary, are husband and wife.

      Stephen and Susan Levine loaned NutriCology approximately $286,000 prior to its reverse acquisition by the Company in 1998. The loan has been offset and exceeded by advances made to the Levines between 1997 and 1999, seventy-three percent (73%) of which were made prior to the reverse acquisition. Each advance has been made as a non-interest bearing, due on demand loan on the books of the Company. Interest (8% per annum) has been accrued on these loans in the amount of $8,723 and $9,470 for the years ended December 31 2002 and December 31, 2001, respectively. The Company's audited financial statements indicate that as of December 31, 2002 and 2001, the amounts due from Dr. Levine were $127,691 and $138,801, respectively.

      In 1999 Dr. Levine stepped down from his CEO position to focus on the development of new products. He and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. For the year ended December 31, 2001, the Company paid approximately $9,000 to IBM for research and development and for market testing of new products. As of December 31, 2002, IBM owes the Company $15,750.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

ITEM                                                                    EXH. NO.
----                                                                    --------

Registrant's Articles of Incorporation*                                    3.1
Registrant's Articles of Amendment to Articles of Incorporation dated
   January 15, 1998*                                                       3.2
Registrant's Bylaws*                                                       3.3
Form of Common Stock Certificate*                                          4.1
Form of Non-Qualified Stock Option*                                        4.2
Form of Incentive Stock Option*                                            4.3
Form of Common Stock Purchase Warrant*                                     4.4
1998 Stock Option Plan*                                                    4.5
Subsidiaries of the Registrant                                             21
License Agreement between Registrant and Jim Cassidy dated
   March 21, 2000*                                                         10.1
Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*#     10.2
Loan and Security Agreement between Registrant and Aerofund
   Financial, Inc.*                                                        10.3
Code of Business Conduct and Ethics                                        10.4
Consent of Independent Auditor                                             23.1
Haight-Ashbury Free Medical Clinic Design Research Survey*                 99.1
Certificate of Stephen A. Levine Pursuant to Section
      1350 of Chapter 63 of Title 18 U.S. Code                             99.2

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

ITEM 14. CONTROLS AND PROCEDURES

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

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report..................................................F2

Consolidated Balance Sheet as of December 31, 2002............................F3

Consolidated Income Statements for the years ended December 31, 2002 and 2001......................................................................F4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2002 and 2001....................................................F5

Consolidated Statements of Cash Flows for years ended December 31,
2002 and 2001.................................................................F6

Notes to the Financial Statements..........................................F7-15

                                       F1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Allergy Research Group, Inc.

We have audited the accompanying consolidated balance sheet of Allergy Research Group, Inc., a Florida Corporation, and Subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for two preceding years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the consolidated results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States.



Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 14, 2003


                                       F2

                             ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEET
                                          DECEMBER 31, 2002

ASSETS
------
Current Assets
   Cash and Cash Equivalents                                                   $   340,002
   Accounts Receivable, net of allowance for doubtful accounts of $53,884          591,557
   Inventories (Note 2)                                                          1,601,619
   Prepaid Expenses and Other Current Assets                                       119,269
   Deferred Tax Assets (Note 8)                                                    404,085
                                                                               ------------
Total Current Assets                                                             3,056,532

Property and Equipment (Note 3)                                                    332,905

Other Assets
   Security Deposit                                                                 29,730
   Due From Officers (Note 4)                                                      127,691
   Intangible Assets, net of amortization of $18,592 (Note 10)                      22,511
                                                                               ------------
Total Other Assets                                                                 179,932
                                                                               ------------

Total Assets                                                                   $ 3,569,369
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts Payable                                                            $   743,769
   Accrued Liabilities                                                             320,062
   Income Taxes Payable (Note 8)                                                    70,715
   Capital Lease Obligation, Current Portion (Note 6)                               48,771
                                                                               ------------
Total Current Liabilities                                                        1,183,317

Commitments and Contingencies (Note 5,6 and 9 )

Stockholders' Equity
Preferred Stock:  $0.25 Par Value, Authorized: 1,000,000
     Issued and outstanding:  None                                                    None
Common Stock: $0.001 Par Value, Authorized Shares: 100,000,000;
     Issued: 15,105,355, Outstanding: 14,722,105                                    15,105
Additional Paid-In Capital                                                       1,141,377
Retained Earnings                                                                1,311,143
Less:  Treasury Stock, at cost (Note 7)                                            (81,573)
                                                                               ------------
Total Stockholders' Equity                                                       2,386,052
                                                                               ------------
Total Liabilities and Stockholders' Equity                                     $ 3,569,369
                                                                               ============

              The accompanying notes are an integral part of these financial statements

                                                 F3

                                  ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                        CONSOLIDATED INCOME STATEMENTS
                                FOR THE YEARS ENDED DECMEBER 31, 2002 AND 2001

                                                                       2002             2001
                                                                  --------------------------------
Net Sales                                                         $ 12,684,413       $ 11,749,199
Costs of Sales                                                       7,587,795          7,107,779
                                                                  --------------------------------
Gross Profit                                                         5,096,618          4,641,420

Operating Expenses
   Selling, General and Administrative                               3,924,080          4,070,974
   Research and Development                                            260,749            195,471
                                                                  --------------------------------
Total Operating Expenses                                             4,184,829          4,266,445
                                                                  --------------------------------

Operating Income                                                       911,789            374,975

Other Income (Expense)
   Interest Income                                                       9,013              9,476
   Interest Expense                                                    (31,474)          (153,867)
                                                                  --------------------------------
Total Other Income (Expense)                                           (22,461)          (144,391)
                                                                  --------------------------------

Net Income Before Benefit for Income Taxes                             889,328            230,584

Benefit for Income Taxes (Note 8)                                      108,534             95,973
                                                                  --------------------------------

Net Income Available to Common Stockholders                       $    997,862       $    326,557
                                                                  ================================

Basic and Diluted Income Per Share of Common Stock                $       0.07       $       0.02
                                                                  ================================

Basic and Diluted Weighted Average Common Shares Outstanding        14,943,322         15,083,574
                                                                  ================================

                   The accompanying notes are an integral part of these financial statements

                                                      F4

                                            ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                 Common       Common      Additional       Retained
                                   Preferred      Stock       Stock        Paid-In         Earnings      Treasury
                                     Stock       Shares       Amount       Capital       (A Deficit)      Stock         Total
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 2000             -       15,055,355   $  15,055     $ 1,133,927     $  (13,276)  $       -    $1,135,706
Common stock issued for services       -           50,000          50           7,450              -           -         7,500

Net Income                             -            -               -               -        326,557           -       326,557
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 2001             -       15,105,355      15,105       1,141,377        313,281           -     1,469,763
Purchases of Treasury stock            -            -               -               -              -     (81,573)      (81,573)
Net Income                             -            -               -               -        997,862           -       997,862
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 2002             -       15,105,355   $  15,105     $ 1,141,377     $1,311,143   $ (81,573)   $2,386,052
                                  ================================================================================================

                            The accompanying notes are an integral part of these financial statements.

                                                                F5

                             ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                          2002         2001
                                                                       -----------------------
Cash Flows From Operating Activities
------------------------------------
Net Income                                                             $ 997,862    $ 326,557
Adjustments to Reconcile Net Income to Net Cash Provided By
     Operating Activities:
     Depreciation and Amortization                                       224,295      225,002
     Common Stock Issued for Services                                         --        7,500
     Decrease in the Allowance for Doubtful Accounts                     (36,329)    (100,190)
     Intangible Asset Acquired Through Forgiveness of Debt                    --      (13,180)
     Decrease in the Inventory Reserve Account                                --      (64,685)
     Increase in Deferred Taxes                                         (183,625)     (96,910)
Changes in Assets and Liabilities
    (Increase) Decrease in Accounts Receivable                           (20,344)     363,098
    (Increase) Decrease in Inventories                                   (42,486)    (260,756)
    (Increase) Decrease in Accrued Interest Receivable                        --       (9,470)
    (Increase) Decrease in Prepaid Expenses and Other Current Assets      47,898      (61,968)
    (Increase) Decrease in Security Deposits                              (8,320)          --
    (Increase) Decrease in Cash Surrender Value-Life Insurance                --       45,290
     Increase (Decrease) in Accounts Payable                            (272,258)     167,840
     Increase (Decrease) in Accrued Liabilities                          106,451      (42,855)
     Increase (Decrease) in Income Taxes Payable                          69,853          137
                                                                       -----------------------
Total Adjustments                                                       (114,865)     158,853
                                                                       -----------------------
Net Cash Flows Provided By Operating Activities                          882,997      485,410

Cash Flows From Investing Activities
   Acquisition of Property and Equipment                                 (46,227)     (34,499)
   Expenditures for Intangible Assets, Trademarks                           (650)        (650)
   Repayments from Officers                                               11,110       18,749
                                                                       -----------------------
Net Cash Flows Used In Investing Activities                              (35,767)     (16,400)

Cash Flows From Financing Activities
   Purchases of Treasury Stock                                           (81,573)          --
   Advances Under Line of Credit                                              --       77,604
   Repayments on Line of Credit                                         (570,064)    (488,017)
   Repayments on Capital Lease Obligations                               (55,090)     (47,746)
                                                                       -----------------------
Net Cash Flows Provided By (Used In) Financing Activities               (706,727)    (458,159)
                                                                       -----------------------

Increase (Decrease) in Cash and Cash Equivalents                         140,503       10,851
Cash and Cash Equivalents, Beginning of Year                             199,499      188,648
                                                                       -----------------------
Cash and Cash Equivalents, End of Year                                 $ 340,002    $ 199,499
                                                                       =======================
Cash paid for:
   Interest                                                            $  31,474    $ 151,061
                                                                       =======================
   Income Taxes                                                        $   2,462    $     800
                                                                       =======================
Supplemental noncash investing and financing activities:
   Common stock issued for services rendered                           $      --    $   7,500
                                                                       =======================

             The accompanying notes are an integral part of these financial statements.

                                                 F6

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS.

Allergy Research Group, Inc. (the "Company"), together with its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, Nutricology, Inc. has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. Nutricology, Inc. was acquired by the Company in February 1998. The Company distributes its products through distributors to medical and professional accounts and to retailers. The Company develops, contract manufactures, markets and sells branded and private label products, including vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. The Company offers a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. The Company's products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Approximately 75% of the Company's products, consisting of capsules and tablets, are packaged in-house. The Company's liquid and powder products are packaged by outside vendors and manufacturers. The Company is expanding into the field of research on pharmaceuticals and nutraceuticals and continues to add new products to its existing product line. The Company is headquartered in Hayward, California and the Company's shares are traded on the Over The Counter Bulletin Board.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

                                       F7

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK - Concentration of credit risk includes cash, sales and purchases. The Company maintains cash balances at financial institutions in excess of $100,000, which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has one customer that accounts for approximately 11% of sales and which comprises approximately 10% of its accounts receivable balance. The Company uses outside vendors for the manufacture of its products. Approximately 54% of the Company's manufacturing comes from four separate outside vendors that act as manufacturers and suppliers of raw materials.

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

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

REVENUE RECOGNITION - Revenue is recognized when the product is shipped, net of an allowance for estimated returns, and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses. Revenues are presented net of returns and allowances. Sales returns and allowances for 2002 were $1,151,289 (2001: $1,020,603).

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURN ALLOWANCES - The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

COST RECOGNITION - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs for 2002 were $260,749 (2001: $195,471).

                                       F8

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising costs expensed during 2002 were $73,681 (2001: $56,623).

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

EARNINGS PER SHARE - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "EARNINGS PER SHARE." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as stock options are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

CAPITAL STRUCTURE - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. Treasury stock is shown at cost and consists of 383,250 shares of common stock.

COMPREHENSIVE INCOME - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, amounts due from officers, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

                                       F9

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

APRIL 2002 - SFAS No. 145 - "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

JUNE 2002 - SFAS No. 146 - "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

OCTOBER 2002 - SFAS No. 147 - "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "BUSINESS COMBINATIONS," and


                                      F10

SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." In addition, this statement amends SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

DECEMBER 2002 - SFAS No. 148, "ACCOUNTING FOR STOCK BASED COMPENSATION-TRANSITION AND DISCLOSURE." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002.

PENDING ACCOUNTING PRONOUNCEMENTS - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following at December 31:

Raw Materials                           $     867,597
Finished Goods                                724,171
Supplies                                       59,851
Reserve for Obsolescence                      (50,000)
                                        --------------
Total                                   $  1,601,619
                                        ==============

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at December 31:

Machinery and Equipment                 $    675,557
Office Equipment                             230,084
Vehicles                                      67,762
Furniture and Fixtures                       185,873
Computer Equipment                           211,605
Computer Software                             69,860
Leasehold Improvements                        99,204
                                        -------------
Total                                      1,539,945
Less Accumulated Depreciation             (1,207,040)
                                        -------------
Net Book Value                          $    332,905
                                        =============

Depreciation expense charged to operations for 2002 was $218,895 (2001:
$219,602).

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Due from Officers - These loans represents a series of noninterest bearing advances primarily during 1997 and a final advance during 1999. The advances began accruing interest in 2000 at the rate of 8% per annum. Due from officers at December 31, 2002 was $127,691, which included accrued interest of $19,329. During January 2003, the officers made a payment of $55,174, thereby reducing the outstanding balance to $72,517 as of the date of issuance of these financial statements.

                                      F11

NOTE 5 - LINE OF CREDIT
-----------------------

On May 17, 2001, Registrant entered into a revolving line of credit for up to $1,200,000 with City National Bank maturing on July 5, 2002. The City National Bank line of credit was used to refinance the Company's former line of credit with Aerofund Financial, Inc. ("Aerofund"), which matured on March 1, 2001, and had a current principal balance of $871,964. Aerofund had begun charging interest at a default rate of 20% per annum in excess of the interest rate on April 1, 2001. The new line of credit with City National Bank incurred interest at a variable rate of interest equal to two (2) points over the City National Bank Prime Rate, with an initial rate of 9% per annum. The line of credit required the pledge of Key Man Life Insurance Policy on the Company's Chief Executive Officer of up to $750,000 and also the personal guarantee by the Company's Chief Executive Officer and Secretary.

On August 19, 2002, a Merrill Lynch Working Capital Management Account ("WCMA") was activated. The WCMA replaces the line of credit with City National Bank and provides for a line of credit up to $500,000 for twelve months bearing interest at the London Interbank Offered Rate ("LIBOR") plus 3.15%. The LIBOR plus 3.15% at December 31, 2002 was 4.53%. Interest is due monthly. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate. The entire line of credit was available for use as of the date of issuance of these financial statements.

NOTE 6 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company leases certain machinery and equipment under capital leases, which contain purchase options at the end of the leases. The total minimum lease payments under noncancelable leases for 2003 is $50,016 of which $1,370 represents interest.

Assets under capital leases are summarized as follows:

Office Equipment                   $118,005
Machinery and Equipment              53,927
Furniture and Fixtures               10,393
Computer Software                    34,050
Computer Equipment                   33,194
Leasehold Improvements               47,924
                                   ---------
Total                               297,493
Accumulated Depreciation            243,616
                                   ---------
Net Assets                         $ 53,877
                                   =========

NOTE 7 - COMMON STOCK REPURCHASE PROGRAM
----------------------------------------

On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the next two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since inception of the plan through December 31, 2002, the Company repurchased 383,250 shares of common stock for $81,573.

                                      F12

NOTE 8 - INCOME TAXES
---------------------

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

Deferred Tax Assets:                    2002           2001
--------------------                    ----           ----
Net Operating Loss Carryforwards    $   922,352    $ 1,152,744
Expenses Not Currently Deductible
    For Tax Purposes                      5,693         57,055
                                    ------------   ------------
Total                                   903,457      1,209,799
Valuation Allowance                    (406,207)      (893,969)
                                    ------------   ------------
Net Deferred Tax Asset                  497,250        315,830
----------------------              ------------   ------------
Deferred Tax Liabilities:
Depreciation                             93,165         95,370
                                    ------------   ------------
Net Deferred Tax Asset              $   404,085    $   220,460
                                    ============   ============

The net change in the valuation allowance for 2002 was a decrease of $487,762 (2001: $320,296), which is principally the result of net operating loss carryforwards. As of December 31, 2002, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $2,200,000 and $1,400,000, which expire through 2021 and 2013, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. For taxable years beginning in 2002 and 2003, the State of California has suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002. As a result, income taxes payable at December 31, 2002, represent 2002 California taxes based on income. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The benefit for income taxes for the years ended December 31, 2002 and 2001 is as follows:

                                                2002         2001
                                                ----         ----
Current income tax provision (benefit)
    State Taxes                              $  75,091    $     937
Deferred income tax
    Increase in deferred tax asset            (183,625)     (96,910)
                                             ----------   ----------
Income Tax Provision (Benefit)               $(108,534)   $ (95,973)
                                             ==========   ==========

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                  2002           2001
                                                  ----           ----
Computed at the statutory federal rate            (34%)          (34%)
Computed at the statutory state rate               (9%)           (9%)
Net operating loss carryforwards                   35%            33%
Valuation allowance                               (47%)          (31%)
                                                  -----          -----
Income tax expense - effective rate               (55%)          (41%)

                                      F13

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

(1) OPERATING LEASES - The Company leases office space and equipment under various noncancelable operating leases which expire through June 2006. Rent expense charged to operations was approximately $417,000 for 2002 (2001:
$400,000).

Future minimum rental commitments under noncancelable leases are as follows:

         2003                        $ 322,812
         2004                        $ 146,565
         2005                        $   6,540
         2006                        $   3,270

During the years ended December 31, 2002 and 2001, the Company subleased a portion of its space at the rate of $8,320 per month, which ended in December 2002. The total amount of minimum rentals received under noncancelable subleases for 2002 was $91,520 (2001: $99,840.)

NOTE 10 - INTANGIBLE ASSETS
---------------------------

Intangible assets consists of the following at December 31:

Trademarks, gross carrying amount               $   27,923
Accumulated amortization                            18,592
                                                -----------
Net book value                                       9,331
Customer lists, not subject to amortization         13,180
                                                -----------
Total Intangible Assets, net                    $   22,511
                                                ===========

Amortization expense charged to operations for each period presented was $5,400. The estimated aggregate amortization expense for each of the next two years is $5,400 and $3,931.

NOTE 11 - PROFIT SHARING PLAN
-----------------------------

The Company has a defined contribution plan, which covers substantially all employees. The Company's contributions to the plan are made at the sole discretion of the Company's Board of Directors. Contributions to the plan for 2002 were approximately $33,000 (2001: $34,000).

NOTE 12 - STOCK OPTIONS
-----------------------

The Company has authorized 1,000,000 shares of common stock for issuance to directors and key employees under the 1998 Stock Option Plan (the plan). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors and key employees the opportunity to acquire common stock. The Company granted 150,000 options during January 1999, exercisable at $2.00 per share, which expire five years from the date of grant. As of December 31, 2002, total options outstanding and exercisable at the beginning and end of the year were 150,000 with a weighted average exercise price of $2.00 and weighted average remaining contractual life of 1.08 years.

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

                                      F14

                                               2002              2001
Net Income                                     ----              ----
     As reported                         $    997,862      $    326,557
     Pro forma                           $    964,092      $    292,787
Net Income Per Share
     As reported                         $       0.07      $       0.02
     Pro forma                           $       0.06      $       0.02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for those options granted in 1999: dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 5%, and expected life of five years.

NOTE 13 - CASH SURRENDER VALUE LIFE INSURANCE
---------------------------------------------

During May 2001, the Company canceled two insurance policies in the face amount of $750,000 on the lives of certain key employees, who were also the beneficiaries, and the cash surrender value of $46,645 was returned to the Company.

                                      F15

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALLERGY RESEARCH GROUP, INC.



Date: March 28, 2003              By: /s/ Stephen A. Levine
                                      ------------------------------------------
                                  Stephen A.Levine, Ph.D., President and CEO



Date: March 28, 2003              By: /s/ Susan D. Levine
                                      ------------------------------------------
                                  Susan D. Levine, Secretary

                          ALLERGY RESEARCH GROUP, INC.
                              a Florida corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER


I, Stephen A. Levine, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Allergy Research Group, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     Date: March 28, 2003


                                                     /s/ Stephen A. Levine
                                                     ---------------------
                                                     Stephen A. Levine
                                                     Chief Executive Officer and
                                                     Chief Financial Officer