Form 10QSB
period 2003-03-31
ALLERGY RESEARCH GROUP INC
filed 2003-05-15
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ______________________
Commission File Number     0-27227    .
                       --------------

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                              13-3940486

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,722,105 shares of Issuer's voting common stock were outstanding on April 30, 2003.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

             Consolidated Balance Sheets                                     2

             Consolidated Income Statements                                  3

             Consolidated Statements of Cash Flows                           4

             Notes to Condensed Consolidated Financial Statements            5

     ITEM 2. Management's Discussion and Analysis                            7

     ITEM 3. Controls and Procedures                                        13

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                              14
     ITEM 2. Changes in Securities and Use of Proceeds                      14
     ITEM 3. Defaults Upon Senior Securities                                14
     ITEM 4. Submission of Matters to a Vote of Security Holders            14
     ITEM 5. Other Information                                              14
     ITEM 6. Exhibits and Reports on Form 8-K                               15

     SIGNATURE                                                              16

                          PART I. FINANCIAL INFORMATION

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

                          ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2003 (UNAUDITED)

ASSETS
------
Current Assets
    Cash & Cash Equivalents                                         $   564,462
    Accounts Receivable, Net of Allowance for Doubtful Accounts
     of $53,884                                                         683,008
    Inventories                                                       1,597,739
    Prepaid Expenses and Other Current Assets                           259,677
    Deferred Tax Asset                                                  404,085
                                                                    ------------
Total Current Assets                                                  3,508,971

Property and Equipment, Net                                             292,505

Other Assets
    Deposits                                                             29,730
    Due From Officer                                                     73,967
    Intangible Assets, Net of Amortization of $19,988                    21,575
                                                                    ------------

Total Other Assets                                                      125,272

Total Assets                                                        $ 3,926,748
                                                                    ============

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
Current Liabilities
    Accounts Payable                                                $   814,265
    Accrued Liabilities                                                 140,973
    Capital Lease Obligation, Current Portion                            34,486
    Income Taxes Payable                                                 48,706
                                                                    ------------
Total Current Liabilities                                             1,038,430

Stockholders' Equity
    Preferred Stock, $.25 Par Value, Authorized 1,000,000 Shares,
       Issued and Outstanding                                              None
    Common Stock, $.001 Par Value, Authorized 100,000,000 Shares         15,105
      Issued: 15,105,355, Outstanding: 14,722,105
    Additional Paid In Capital                                        1,141,377
    Retained Earnings                                                 1,813,409
    Less: Treasury Stock, at cost                                       (81,573)
                                                                    ------------
Total Stockholders' Equity                                            2,888,318
                                                                    ------------
Total Liabilities and Stockholders' Equity                          $ 3,926,748
                                                                    ============

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                     2003               2002
                                                     ----               ----

Revenues                                         $  3,448,762      $  3,006,187
Cost of Sales                                       1,954,840         1,799,210
                                                 -------------     -------------
Gross Profit                                        1,493,922         1,206,977

Operating Expenses
  Selling, General and Administrative                 887,352           892,109
  Research and Development                             56,962            48,709
                                                 -------------     -------------
Operating Expenses                                    944,314           940,818
                                                 -------------     -------------

Operating Income                                      549,608           266,159

Other Income (Expense)
    Interest Expense                                     (720)          (11,981)
    Interest Income                                     2,084             2,777
                                                 -------------     -------------
Other Income (Expense)                                  1,364            (9,204)
                                                 -------------     -------------

Net Income                                            550,972           256,955

Provision (Benefit) for Income Taxes                   48,706           (36,000)
                                                 -------------     -------------

Net Income Available to Common Stockholders      $    502,266      $    292,955


Weighted Average Common Shares Outstanding         14,722,105        15,105,355

Basic and Diluted Income Per Common Share        $       0.03      $       0.02



See Notes to Condensed Consolidated Financial Statements.


                                         ALLERGY RESEARCH GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                   Three Months Ended
                                                                                        March 31,

                                                                                  2003            2002
                                                                                  ----            ----
Cash Flows From Operating Activities
       Net Income                                                               $ 502,266       $ 292,955
                                                                                ----------      ----------
       Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities
           Depreciation and Amortization                                           41,796          55,156
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                             (91,451)       (147,621)
           (Increase) Decrease in Inventory                                         3,880         304,814
           (Increase) Decrease in Prepaid Expenses and Other Assets              (140,868)         34,054
           (Increase) Decrease in Deferred Tax Assets                                  --         (36,000)
           Increase (Decrease) in Accounts Payable and Accrued Liabilities       (108,593)       (435,478)
           Increase (Decrease) in Income Taxes Payable                            (22,009)           (862)
                                                                                ----------      ----------
       Total Adjustments                                                         (317,245)       (225,937)
                                                                                ----------      ----------
Net Cash Flows Provided By Operating Activities                                   185,021          67,018

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                           --          (2,329)
       Repayments From (Advances To) Officers                                      53,724          (2,776)
                                                                                ----------      ----------
Net Cash Flows Provided By (Used In) Investing Activities                          53,724          (5,105)

Cash Flows From Financing Activities
       Repayment on Notes Payable                                                      --        (100,000)
       Repayment on Capital Lease Obligations                                     (14,285)        (18,032)
                                                                                ----------      ----------
Net Cash Flows Used In Financing Activities                                       (14,285)       (118,032)

Increase (Decrease) in Cash and Cash Equivalents                                  224,460         (56,119)
Cash and Cash Equivalents, Beginning of Period                                    340,002         199,499
                                                                                ----------      ----------
Cash and Cash Equivalents, End of Period                                        $ 564,462       $ 143,380
                                                                                ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, and length of product life cycles and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB on March 31, 2003.

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

          The computation of basic and diluted earnings per share is as follows:


                                           Three Months     Three Months
                                              Ended            Ended
                                             3/31/03          3/31/02
Numerator-Net Income Available
to Common Stockholders                     $   502,266      $   292,955
                                           ============     ============

Denominator-Weighted Average Number
of Common Shares Outstanding                14,722,105       15,105,355
                                           ============     ============

Basic and Diluted Earnings Per Common
Share                                      $      0.03      $      0.02
                                           ============     ============

Note 3 - Line of Credit
-----------------------

         On August 19, 2002, a Merrill Lynch Working Capital Management Account
         (WCMA) was activated. The WCMA replaced the line of credit with City National Bank and provides for a line of credit up to $500,000 for twelve months bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%. The LIBOR plus 3.15% at March 31, 2003 was 4.45%. Interest is due monthly; however, the balance due on the line of credit was zero throughout the entire first quarter of 2003. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate which as of March 31, 2003 was .89%.


Note 4 - Stockholders' Equity and Subsequent Events
---------------------------------------------------

         On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the next two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since inception of the plan through March 31, 2003, the Company repurchased 383,250 shares of common stock for $81,573. No purchases have been made under the repurchase plan since October 18, 2002.

         On May 12, 2003, the Company issued stock options for 383,250 shares which vest immediately to many of its employees and to selected independent contractors who are sales representatives for the Company. The options were issued with an exercise price of $.40 per share based on the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of grant. The options terminate on the five-year anniversary of the date of grant.

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

         o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the first quarter 2003 compared to 2002. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2003.

         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS
----------------------------------------------------------

         The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

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

OVERVIEW
--------

         BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), through its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over The Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts and to retailers. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and the telephone number is (800) 545-9960.

         FUTURE OPERATIONS. The success of our future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand our position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) implement a comprehensive e-commerce plan. We believe that our history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position the Company to be a long-term competitor in the vitamin and nutritional supplements industries.

         We continue to work with Dr. Hoang on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and the Company whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

         PRODUCT DEVELOPMENT. In addition to our work in the pharmaceutical and nutraceutical fields of research, we continue to add new products to our existing product line. During the latter part of 2002 and through the date of this filing, the Company has added the following new products to its existing product line: AndroBalance Androstenedione Cream (may enhance hormonal balance in men), Progestex Natural Progesterone Cream (natural progesterone cream), Progestex Plus Progesterone Cream with Phytoestrogens (same pure formulation of natural progesterone as Progestex with weak estrogenic phytochemicals added that can help regulate and support estrogenic function), Hepagenesis (Ayurvedic herb Eclipta alba used to support the liver), Liver Saver (contains three herbs from traditional Chinese Medicine), and Phytostatin (immune support.) These statements have not been evaluated by the Food and Drug Administration. The products are not intended to diagnose, treat, cure, or prevent any disease.

         We believe that the Company has good relations with all of its current manufacturers and suppliers. During 2002 and during the period ending March 31, 2003, we experienced a concentration of approximately 54% of our manufacturing with four separate vendors. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our four largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

         Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

QUARTER ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

         REVENUES. We had net sales of $3,448,762 for the first quarter ended March 31, 2003, compared with $3,006,187 for the same period in 2002. The increase of $442,575, or 15%, is due to increased sales to our distributors and increased demand at retail for current and new products.

         COSTS OF SALES. Cost of sales increased $155,630 to $1,954,840 for the three months ended March 31, 2003, compared to $1,799,210 for the three months ended March 31, 2002. The increase in cost of sales corresponds with the increase in sales. Gross profit margins increased approximately 3.2% for the first quarter, approximating 43.3% for 2003 as a result of higher margins associated with retail sales. It is unlikely that the increase in gross profit will be sustained throughout the year due to price adjustments that may be necessary to respond to pricing pressures from our competitors.

         OPERATING EXPENSES. Total operating expenses were $944,314 for the first quarter 2003 and $940,818 for the same period in 2002. The increase of $3,496 for the three months ended March 31, 2003 was primarily due to an increase in rent expense resulting from the loss of sublease income associated with excess warehouse space. Our lease was renegotiated effective June 1, 2003 and the excess warehouse space will be eliminated.

         INTEREST EXPENSE. Interest expense was $720 for the first quarter ended March 31, 2003 compared to $11,981 for the same period in 2002. The decrease is a result of paying down the line of credit from $470,064 at March 31, 2002 to zero at March 31, 2003.

         PROVISION FOR INCOME TAXES. As of March 31, 2003, the Company recorded a deferred tax asset of $404,085 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2002, we have approximately $2,200,000 and $1,400,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2021 (federal) and 2013 (state). For taxable years beginning in 2002 and 2003, the State of California has suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002. As a result, income taxes payable at March 31, 2003, represent estimated 2003 California taxes based on income.

         NET INCOME. During the quarter March 31, 2003, we recorded net income of $502,266 compared to net income of $292,955 for the same period in 2002. The increase of $209,311 is a result of the increase in sales and higher profit margins.

         EARNINGS PER SHARE. Earnings per share have increased to $0.03 per share for the quarter ended March 31, 2003 from $0.02 per share for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CURRENT FINANCIAL CONDITION

         During the quarter ended March 31, 2003, the Company increased its working capital by approximately $600,000 to $2,470,541 compared to a working capital at December 31, 2002 of $1,873,215. The Company reduced outstanding current liabilities by approximately $123,000 provided by cash flows available from operating activities. . The Company continues to finance its inventory and accounts receivable through its income from operations and did not require the use of its line of credit during the quarter then ended. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund its capital and liquidity needs for the next twelve months.

CASH FLOWS

         OPERATING ACTIVITIES. Net cash flows provided by operating activities was $185,021 for the quarter ended March 31, 2003. This was primarily the result of net income of $502,266, increased by depreciation expense of $41,796. These figures were offset by an increase in accounts receivable of $91,451, an increase in prepaid expenses and other assets of $140,868, a decrease of accounts payable and accrued liabilities of $108,593, and a decrease in income taxes payable of $22,009. Net cash flows provided by operating activities for the three months ended March 31, 2002 was $67,018, due to net income of $292,955 increased by depreciation of $55,156, a decrease in inventory of $304,814, and a decrease in prepaid expenses and other assets of $34,054. These were offset by an increase in accounts receivable of $147,621, a decrease in accounts payable and accrued liabilities of $435,478, and an increase in deferred tax assets of $36,000.

         INVESTING ACTIVITIES. Net cash flows provided by investing activities was $53,724 for the quarter ended March 31, 2003, representing repayments of loans to officers. Net cash flows used in investing activities as of March 31, 2002 was $5,105 representing the acquisition of property and equipment for $2,329 and advances to officers of $2,776 (representing accrued interest on outstanding loans only).

         FINANCING ACTIVITIES. Net cash flows used in financing activities was $14,285 for the three months ended March 31, 2003, representing repayments of capital lease obligations. For the same period ended March 31, 2002, net cash flows used in financing activities was $118,032, representing repayments on the line of credit of $100,000 and capital lease obligations of $18,032.

         COMMON STOCK REPURCHASE PROGRAM. On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the succeeding two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since the inception of the plan through March 31, 2003, the Company repurchased 383,250 shares of common stock for $81,573.

         CONCENTRATION OF CREDIT RISK. Approximately 11% of our total sales in 2002 were attributable to a single distributor. In 2003, this distributor continued to account for over 10% of sales. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales.

         CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:


                                                Payments Due by Period
----------------------- ------------------ ------------------ ------------------ -------------- -------------
                                                  Less
  Contractual                                    Than 1               1-3             4 - 5        After 5
  Obligations                  Total              Year               Years            Years         Years
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Line of Credit (1)
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Capital Lease
Obligations                       $34,486            $34,486
----------------------- ------------------ ------------------ ------------------ -------------- -------------

Operating Leases                 $390,915           $307,674            $83,241
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Total Cash
Contractual
Obligations                      $425,401           $342,160            $83,241
----------------------- ------------------ ------------------ ------------------ -------------- -------------

         (1) This represents the Company's borrowings under its line of credit with Merrill Lynch. The Merrill Lynch line of credit was activated on August 19, 2002 and provides for maximum financing of $500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%, computed on a monthly basis. As of March 31, 2003, the interest rate on the line of credit was 4.45% per annum. Interest is due monthly; however, the line has not been utilized throughout the first quarter thus no interest was due. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The officers of the Company have personally guaranteed the line of credit.

         RELATED PARTY TRANSACTIONS. In 1999, Dr. Stephen A. Levine, CEO, and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. For the year ended December 31, 2001, the Company paid approximately $9,000 to IBM for research and development and for market testing of new products. As of March 31, 2003, IBM owes Allergy Research Group approximately $13,125. All of this debt was incurred before July 30, 2002.

         When our stock repurchase plan was announced on May 3, 2002, Dr. Levine and Susan Levine announced that they would also be repurchasing up to 1,000,000 shares under Rule 10b-18. Since the inception of the plan, the Levines have purchased 383,250 shares of common stock at prices ranging from $.16 to $.28 per share on the open market. The Levines have made no purchased of the Company's common stock since October 18, 2002.

         LIQUIDITY RESOURCES. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and its ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. We believe that, given our positive working capital position, we can satisfy its cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity are expected to be provided by our cash flow from operations. In addition, we have available federal net operating loss carryforwards of approximately $2,200,000 to offset future taxable income which will allow our net income from operations to be generated with potentially little or no tax due until the loss carryforwards are utilized.

         The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest time and effort in research for product development. We know of no trends that are expected to affect the cost of labor or materials, and sales are expected to be stable over the next twelve months.

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

         We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

INCOME TAXES

         SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. Our deferred tax asset on the consolidated balance sheet is recognized primarily as a result of net operating loss carryforwards. In the event that the Company did not generate any taxable income within the next year, the asset would be overstated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. This asset represents approximately 10.29% of total assets at March 31, 2003. Based on our past operating results for the prior two years, and the current interim period, we believe our estimate of deferred tax assets to be reasonable.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not anticipate that FIN 46 will have any effect on the on the Company.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 13, 2003, the Company issued stock options for 383,250 shares which vest immediately to many of its employees and to selected independent contractors who are sales representatives for the Company. The options were issued with an exercise price of $.40 per share based on the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of grant. The options terminate on the five-year anniversary of the date of grant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

            3.1   Registrant's Articles of Incorporation*
            3.2   Registrant's Articles of Amendment to Articles of
                  Incorporation dated January 15, 1998*
            3.3   Registrant's Bylaws*
            4.1   Form of Common Stock Certificate*
            4.2   Form of Non-Qualified Stock Option*
            4.3   Form of Incentive Stock Option*
            4.4   Form of Common Stock Purchase Warrant*
            4.5   1998 Stock Option Plan*
            10.1  License Agreement between Registrant and Jim Cassidy dated March 21, 2000*
            10.2  Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*#
            10.3  Loan and Security Agreement between Registrant and Aerofund Financial, Inc.*
            10.4  Code of Business Conduct and Ethics**
            99.1  Haight-Ashbury Free Medical Clinic Design Research Survey*
            99.2  Certificate of Stephen A. Levine Pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-27227).

** Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB on March 31, 2003 (File #03629529).

# Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and separately filed such exhibit with the Commission in conjunction with the filing of its registration statement on Form 10-SB.

    (b) Reports on Form 8-K
         None

                          ALLERGY RESEARCH GROUP, INC.
                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALLERGY RESEARCH GROUP, INC.
                                                Registrant



Dated:  May 15, 2003                            /S/ Stephen A. Levine
                                                --------------------------------
                                                By: Stephen A. Levine
                                                  Chief Executive Officer and
                                                  Chief Financial Officer

                          ALLERGY RESEARCH GROUP, INC.
                              a Florida corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER


I, Stephen A. Levine, certify that:

         1. I have reviewed this quarterly report on Form 10QSB of Allergy Research Group, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the "Evaluation Date"); and
                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ Stephen A. Levine
--------------------------

Stephen A. Levine

Chief Executive Officer and Chief Financial Officer