Form 10QSB
period 2003-06-30
ALLERGY RESEARCH GROUP INC
filed 2003-08-14
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ___________________

Commission File Number     0-27227    .
                      ----------------

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                          13-3940486
-------------------------------                          -------------------
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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [ X ]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,722,105 shares of Issuer's voting common stock were outstanding on July 31, 2003.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets........................................  2

          Consolidated Income Statements.....................................  3

          Consolidated Statements of Cash Flows..............................  4

          Notes to Condensed Consolidated Financial Statements...............  5

     ITEM 2. Management's Discussion and Analysis............................  7

     ITEM 3. Controls and Procedures......................................... 14

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................... 14
     ITEM 2. Changes in Securities and Use of Proceeds....................... 14
     ITEM 3. Defaults Upon Senior Securities................................. 14
     ITEM 4. Submission of Matters to a Vote of Security Holders............. 14
     ITEM 5. Other Information............................................... 14
     ITEM 6. Exhibits and Reports on Form 8-K................................ 15



SIGNATURE.................................................................... 16

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


                               ALLERGY RESEARCH GROUP, INC.
                                CONSOLIDATED BALANCE SHEET
                                                                                 June 30,
                                                                                   2003
                                                                                -----------
                                                                                (unaudited)
ASSETS
Current Assets
    Cash & Cash Equivalents                                                     $   956,055
    Accounts Receivable, Net of Allowance for Doubtful Accounts of $53,884          750,086
    Inventories                                                                   1,543,083
    Prepaid Expenses and Other Current Assets                                       234,608
    Deferred Tax Asset                                                              404,085
                                                                                ------------
Total Current Assets                                                              3,887,917

Property and Equipment, Net                                                         257,510

Other Assets
    Deposits                                                                         29,730
    Due From Officer                                                                 69,562
    Intangible Assets, Net of Amortization of  $21,384                               20,179
                                                                                ------------
Total Other Assets                                                                  119,471
                                                                                ------------

Total Assets                                                                    $ 4,264,898
                                                                                ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
    Accounts Payable                                                            $   647,117
    Accrued Liabilities                                                             233,163
    Capital Lease Obligation, Current Portion                                        14,854
    Income Taxes Payable                                                             53,997
                                                                                ------------
Total Current Liabilities                                                           949,131

Stockholders' Equity
    Preferred Stock, $.25 Par Value, Authorized 1,000,000
       Shares, Issued and Outstanding                                                  None
    Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
      Issued: 15,105,355 Outstanding:14,722,105                                      15,105
    Additional Paid In Capital                                                    1,141,377
    Retained Earnings                                                             2,240,858
    Less: Treasury Stock, at cost                                                   (81,573)
                                                                                ------------
Total Stockholders' Equity                                                        3,315,767
                                                                                ------------
Total Liabilities and Stockholders' Equity                                      $ 4,264,898
                                                                                ============

                                       2

See Notes to Condensed Consolidated Financial Statements.


                                               ALLERGY RESEARCH GROUP, INC.
                                              CONSOLIDATED INCOME STATEMENTS
                                                       (UNAUDITED)

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                             --------                              --------
                                                      2003              2002               2003                2002
                                                      ----              ----               ----                ----
Revenues                                         $  3,447,130       $  3,234,125       $  6,895,892       $  6,240,312
Cost of Sales                                       1,990,480          2,034,133          3,945,320          3,833,343
                                                 -------------      -------------      -------------      -------------
Gross Profit                                        1,456,650          1,199,992          2,950,572          2,406,969

Operating Expenses
        Selling, General and Administrative           947,582            920,085          1,839,769          1,817,033
        Research and Development                       42,499             48,299             94,624             92,169
                                                 -------------      -------------      -------------      -------------
Operating Expenses                                    990,081            968,384          1,934,393          1,909,202
                                                 -------------      -------------      -------------      -------------

Operating Income                                      466,569            231,608          1,016,179            497,767

Other Income (Expense)
        Interest Expense                                 (375)            (9,936)            (1,095)           (21,917)
        Interest Income                                 2,705                821              4,788              3,598
                                                 -------------      -------------      -------------      -------------
Other Income (Expense)                                  2,330             (9,115)             3,693            (18,319)

Net Income                                            468,899            222,493          1,019,872            479,448

Provision (Benefit) for Income Taxes                   41,451                800             90,157            (35,200)
                                                 -------------      -------------      -------------      -------------

Net Income Available to Common Shareholders      $    427,448       $    221,693       $    929,715       $    514,648
                                                 =============      =============      =============      =============


Weighted Average Common Shares Outstanding         14,722,105         15,096,784         14,722,105         15,101,021

Basic and Diluted Earnings Per Share             $       0.03       $       0.01       $       0.06       $       0.03
                                                 =============      =============      =============      =============

See Notes to Condensed Consolidated Financial Statements.


                                              ALLERGY RESEARCH GROUP, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOW
                                                       (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                              2003            2002
                                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                            $ 929,715       $ 514,648
                                                                                           ----------      ----------
     Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
          Depreciation and Amortization                                                       83,592         110,311
          Due From Officer Adjustment                                                         10,000
     Changes in Assets and Liabilities
          (Increase) Decrease in Accounts Receivable                                        (158,529)       (226,250)
          (Increase) Decrease in Inventory                                                    58,536         103,704
          (Increase) Decrease in Prepaid Expenses and Other Assets                          (115,799)         13,622
          (Increase) Decrease in Deferred Tax Assets                                              --         (36,000)
          Increase (Decrease) in Accounts Payable and Accrued Liabilities                   (183,551)       (101,858)
          Increase (Decrease) in Income Taxes Payable                                        (16,718)           (862)
                                                                                           ----------      ----------
     Total Adjustments                                                                      (332,469)       (127,333)
                                                                                           ----------      ----------
Net Cash Provided By Operating Activities                                                    597,246         387,315

Net Cash Flows From Investing Activities
      Acquisition of Property and Equipment                                                   (5,405)        (12,121)
      Repayments From (Advances To) Officers                                                  58,129          (3,572)
                                                                                           ----------      ----------
Net Cash Flows Provided By (Used In) Investing Activities                                     52,724         (15,693)

Cash Flows From Financing Activities
     Purchase of Treasury Shares                                                                  --         (14,300)
     Repayment on Notes Payable                                                                   --        (302,962)
     Repayment on Capital Lease Obligations                                                  (33,917)        (26,797)
                                                                                           ----------      ----------
Net Cash Used In Financing Activities                                                        (33,917)       (344,059)
                                                                                           ----------      ----------


Increase (Decrease) in Cash and Cash Equivalents                                             616,053          27,563
Cash and Cash Equivalents, Beginning of Period                                               340,002         199,499
                                                                                           ----------      ----------
Cash and Cash Equivalents, End of Period                                                   $ 956,055       $ 227,062
                                                                                           ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, and length of product life cycles and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB on March 31, 2003.

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

          The computation of basic and diluted earnings per share is as follows:

                                                  Three Months   Three Months     Six Months     Six Months
                                                     Ended          Ended           Ended          Ended
                                                    6/30/03        6/30/02         6/30/03        6/30/02
                                                    -------        -------         -------        -------
         Numerator-Net Income Available
         to Common Stockholders                     $  427,448     $  221,693      $  929,715     $  514,648
                                                    ==========     ==========      ==========     ==========

         Denominator-Weighted Average Number
         of Common Shares Outstanding               14,722,105     15,096,784      14,722,105     15,101,021
                                                    ==========     ==========      ==========     ==========

         Basic and Diluted Earnings Per Common
         Share                                       $    0.03      $    0.01        $   0.06       $   0.03
                                                    ==========     ==========      ==========     ==========

Note 3 - Line of Credit
-----------------------

         On August 19, 2002, a Merrill Lynch Working Capital Management Account
         (WCMA) was activated. The WCMA replaced the line of credit with City National Bank and provides for a line of credit up to $500,000 for twelve months bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%. The LIBOR plus 3.15% at June 30, 2003 was 4.27%. Interest is due monthly; however, the balance due on the line of credit was zero throughout the entire first half of 2003. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the officers of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate which as of June 30, 2003 was .78%.


Note 4 - Stockholders' Equity and Subsequent Events
---------------------------------------------------

         On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the next two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since inception of the plan through March 31, 2003, the Company repurchased 383,250 shares of common stock for $81,573. No purchases have been made under the repurchase plan since October 18, 2002. The stock repurchase plan has been temporarily suspended.

         On May 13, 2003, the Company issued stock options for an aggregate of 383,250 shares which vest immediately to many of its employees and to selected independent contractors who are sales representatives for the Company. The options were issued with an exercise price of $.40 per share based on the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of grant. The options terminate on the five-year anniversary of the date of grant.

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

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the second quarter 2003 compared to 2002. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2003.

         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS
--------------------------------------------------------------

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

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability; (xiii) the success of product development and new product introductions into the marketplace; (xiv) slow or negative growth in the nutritional supplement industry; (xv) the departure of key members of management; (xvi) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), through its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over The Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors, medical and professional accounts, retailers, and consumers. We offer a line of approximately 200 products under two brands, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), liquids and creams. Our principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and the telephone number is (800) 545-9960.

FUTURE OPERATIONS. The success of our future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand our position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) improve our e-commerce platform. We believe that our history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position the Company to be a long-term competitor in the vitamin and nutritional supplements industries.

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

PRODUCT DEVELOPMENT. In addition to our work in the pharmaceutical and nutraceutical fields of research, we continue to add new products to our existing product line. During the latter part of 2002 and through the date of this filing, the Company has added the following new products to its existing product line: AndroBalance Androstenedione Cream (may enhance hormonal balance in men), Progestex Natural Progesterone Cream (natural progesterone cream), Progestex Plus Progesterone Cream with Phytoestrogens (same pure formulation of natural progesterone as Progestex with weak estrogenic phytochemicals added that can help regulate and support estrogenic function), Hepagenesis (Ayurvedic herb Eclipta alba used to support the liver), Liver Saver (contains three herbs from traditional Chinese Medicine), Phytostatin (immune support), Artemininin Gel (supports normalization of topical conditions), Bindweed Extract (concentrated extract of the herb CONVOLVULUS ARVENSIS), and PhytoArtemisinin (contains pure artemisinin, QINGHAOSU, enhanced with phytosaponins.) These statements have not been evaluated by the Food and Drug Administration. The products are not intended to diagnose, treat, cure, or prevent any disease.

We believe that the Company has good relations with all of its current manufacturers and suppliers. During 2002 and during the six-month period ending June 30, 2003, we experienced a concentration of approximately 54% of our manufacturing with four separate vendors. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our four largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

              PERIOD ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002
              ----------------------------------------------------

REVENUES. We had net sales of $3,447,130 for the second quarter and $6,895,892 for the six months ended June 30, 2003, compared with $3,234,125 and $6,240,312 for the same periods in 2002. The increase of $213,005, or 7%, in the second quarter is due to increased sales to our distributors and increased demand at retail for current and new products. The increase of $655,580, or 11%, for the six-month period also reflects the increased demand. Average monthly sales have increased from approximately $1,000,000 per month in 2002 to approximately $1,100,000 in 2003.

COSTS OF SALES. Cost of sales decreased $43,653 to $1,990,480 for the three months ended June 30, 2003, compared to $2,034,133 for the three months ended June 30, 2002. The decrease in cost of sales is a result of higher margins associated with retail sales, reduced freight costs due to the renegotiation of our contract with our carrier, reduced royalties due to contract expiration and a reduction in shipping supplies. For the six months ended June 30, 2003 cost of sales increased $111,977 from $3,833,343 in 2002 to $3,945,320 in 2003. This increase corresponds with the increase in sales with offsets realized in the second quarter. Gross profit margins increased approximately 5.2% for the second quarter and 4.2% year to date, approximating 42.8% for 2003 as a result of higher margins associated with retail sales. There is the possibility that the increase in gross profit may not be sustained throughout the year due to price adjustments that may be necessary to respond to pricing pressures from our competitors.

OPERATING EXPENSES. Total operating expenses were $990,081 for the second quarter and $1,934,393 for six months ended June 30, 2003, compared with $968,384 and $1,909,202 for the same periods in 2002, an increase of $21,697 and $25,191, respectively. The increase was primarily due to the following circumstances: (1) an increase in rent expense resulting from the loss of sublease income associated with excess warehouse space (our lease was renegotiated effective June 1, 2003 and the excess warehouse space was eliminated); (2) an increase in liability insurance; (3) an increase in credit card fees; and (4) an increase in legal fees associated with the proceedings to collect a judgment obtained in NutriSupplies, Inc. lawsuit discussed in previous filings. These increases were offset by: (1) a reduction in telephone expense associated with obtaining a new contract for services; (2) a decrease in depreciation expense; and (3) reduced expense associated with bad debt.

INTEREST EXPENSE. Interest expense was $375 for the second quarter and $1,095 for six months ended June 30, 2003 compared to $9,936 and $21,917, respectively, for the same periods in 2003. The decrease is a result of paying down the line of credit from $570,064 at December 31, 2001 to zero at June 30, 2003.

PROVISION FOR INCOME TAXES. As of June 30, 2003, the Company recorded a deferred tax asset of $404,085 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2002, we have approximately $2,200,000 and $1,400,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2021 (federal) and 2013 (state). For taxable years beginning in 2002 and 2003, the State of California has suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002. As a result, income taxes payable at June 30, 2003, represent estimated 2003 California taxes based on income.

NET INCOME. During the quarter and six-month period ended June 30, 2003, we recorded net income of $427,448 and $929,715, respectively, compared to net income of $221,693 and $514,648 for the same periods in 2002. The increase of $205,755 for the quarter and $415,067 for year-to-date is a result of the increase in sales and higher profit margins.

EARNINGS PER SHARE. Earnings per share have increased to $0.03 per share for the quarter ended June 30, 2003 from $0.01 per share for the same period in 2002. For the six-months ended June 30, earnings per share was $0.06 in 2003 and $0.03 in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the six-month period ended June 30, 2003, the Company increased its working capital by approximately $1,065,571 to $2,938,786 compared to a working capital at December 31, 2002 of $1,873,215. The Company reduced outstanding current liabilities by approximately $234,000 through cash flows available from operating activities. The Company continues to finance its inventory and accounts receivable through its income from operations and did not require the use of its line of credit during the period then ended. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund its capital and liquidity needs for the next twelve months.

Cash Flows

OPERATING ACTIVITIES. Net cash flow provided by operating activities was $597,246 for the six months ended June 30, 2003. This was primarily the result of net income of $929,715, increased by depreciation expense of $83,592 and a decreased by inventory of $58,536. These figures were offset by an increase in accounts receivable of $158,529, an increase in prepaid expenses and other assets of $115,799, a decrease of accounts payable and accrued liabilities of $183,551, and a decrease in income taxes payable of $16,718. Net cash flow provided by operating activities for the six months ended June 30, 2002 was $387,315, due to net income of $514,648, increased predominately by depreciation of $110,311 and a decrease in inventory of $103,704. Offsetting these amounts was an increase in accounts receivable of $226,250, a decrease in accounts payable and accrued liabilities of $101,858, and an increase in deferred tax assets of $36,000.

INVESTING ACTIVITIES. Net cash flow provided by investing activities was $52,724 for the six months ended June 30, 2003, representing repayments of loans to officers of $58,129 offset by the acquisition of property and equipment for $5,405. Net cash flows used in investing activities as of June 30, 2002 was $15,693 representing the acquisition of property and equipment for $12,121 and advances to officers of $3,572 (representing accrued interest on outstanding loans only).

FINANCING ACTIVITIES. Net cash flow used in financing activities was $33,917 for the six months ended June 30, 2003, representing repayments of capital lease obligations. For the same period ended June 30, 2002, net cash flows used in financing activities was $344,059, representing repayments on the line of credit and capital lease obligations of $329,759 and $14,300 for the purchase of treasury shares.

COMMON STOCK REPURCHASE PROGRAM. On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time during the succeeding two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since the inception of the plan and as of the date of this filing, the Company repurchased 383,250 shares of common stock for $81,573 all of which are currently being reserved for issuance upon exercise of stock options granted to employees on May 12, 2003 at the then market rate of $0.40 per share under the Company's registration statement on Form S-8. No shares have been purchased under the repurchase plan since October 18, 2002. The stock repurchase plan has been temporarily suspended. The Board of Directors of the Company will continue to consider the benefits of the plan and may reinstitute it in the future.

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

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

                        -------------------------------------------------------------------------------------
                                                 Payments Due by Period
                        -------------------------------------------------------------------------------------
                                                 Less
     Contractual                                Than 1               1-3             4 - 5        After 5
     Obligations              Total              Year               Years            Years         Years
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Line of Credit (1)
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Capital Lease
Obligations                       $14,854            $14,854
----------------------- ------------------ ------------------ ------------------ -------------- -------------

Operating Leases                 $302,643           $289,563            $13,080
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Total Cash
Contractual
Obligations                      $317,497           $304,417            $13,080
----------------------- ------------------ ------------------ ------------------ -------------- -------------

         (1) This represents the Company's borrowings under its line of credit with Merrill Lynch. The Merrill Lynch line of credit was activated on August 19, 2002 and provides for maximum financing of $500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%, computed on a monthly basis. As of June 30, 2003, the interest rate on the line of credit was 4.27% per annum. Interest is due monthly; however, the line has not been utilized throughout the first half of the year, thus no interest was due. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have a material adverse impact on our business and financial position. The officers of the Company have personally guaranteed the line of credit.

RELATED PARTY TRANSACTIONS. In 1999, Dr. Stephen A. Levine, CEO, and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. For the year ended December 31, 2001, the Company paid approximately $9,000 to IBM for research and development and for market testing of new products. As of June 30, 2003, IBM owes Allergy Research Group approximately $13,125. All of this debt was incurred before July 30, 2002.

When our stock repurchase plan was announced on May 3, 2002, Dr. Levine and Susan Levine announced that they would also be repurchasing up to 1,000,000 shares under Rule 10b-18. Since the inception of the plan, the Levines have purchased 383,250 shares of common stock at prices ranging from $.16 to $.28 per share on the open market. The Levines have made no purchases of the Company's common stock since October 18, 2002.

LIQUIDITY RESOURCES. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity are expected to be provided by our cash flow from operations. In addition, we have available federal net operating loss carryforwards of approximately $2,200,000 to offset future taxable income, which will allow our net income from operations to be generated with potentially little or no federal income tax consequences until the loss carryforwards are utilized.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. Our deferred tax asset on the consolidated balance sheet is recognized primarily as a result of net operating loss carryforwards. If we did not generate any taxable income within the next year, the asset would be overstated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. This asset represents approximately 9.47% of total assets at June 30, 2003. Based on our operating results for the prior two years, and the current interim period, we believe our estimate of deferred tax assets to be reasonable.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not anticipate that FIN 46 will have any effect on the Company.

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

ITEM 3. CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer of the Registrant has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 13, 2003, the Company issued stock options for 383,250 shares, which vest immediately, to many of its employees and to selected independent contractors who are sales representatives for the Company. The options were issued with an exercise price of $.40 per share based on the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of grant. The options terminate on the five-year anniversary of the date of grant. As of the date of this filing, no options have been exercised.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

Item 5. OTHER INFORMATION

         On August 12, 2003, Manfred (Fred) Salomon was appointed President of the Company. Mr. Salomon was hired in 2002 to fill the role of Director of Operations. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. For the last 20 years, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

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

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-27227).
** Incorporated by reference to the corresponding Exhibit previously filed as an exhibit to Registrant's Form 10-KSB on March 31, 2003.
# Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and separately filed such exhibit with the Commission in conjunction with the filing of its registration statement on Form 10-SB.

    (b) Reports on Form 8-K
         None

                          ALLERGY RESEARCH GROUP, INC.
                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALLERGY RESEARCH GROUP, INC.
                                                   Registrant



Dated:  August 14, 2003
                                                   By: /s/ Stephen A. Levine
                                                       -------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

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

Date: August 14, 2003


/s/ Stephen A. Levine
---------------------

Stephen A. Levine


Chief Executive Officer and Chief Financial Officer