Form 10QSB
period 2003-09-30
ALLERGY RESEARCH GROUP INC
filed 2003-11-14
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _______________________
Commission File Number     0-27227    .
                         -------------

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,732,105 shares of Issuer's voting common stock were outstanding on October 31, 2003.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheet...........................................3

          Consolidated Income Statements.......................................4

          Consolidated Statements of Cash Flows................................5

          Notes to Condensed Consolidated Financial Statements.................6

     ITEM 2. Management's Discussion and Analysis..............................8

     ITEM 3. Controls and Procedures..........................................14

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................14
     ITEM 2. Changes in Securities and Use of Proceeds........................14
     ITEM 3. Defaults Upon Senior Securities..................................15
     ITEM 4. Submission of Matters to a Vote of Security Holders..............15
     ITEM 5. Other Information................................................15
     ITEM 6. Exhibits and Reports on Form 8-K.................................15

SIGNATURE.....................................................................16


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

                                         ALLERGY RESEARCH GROUP, INC.
                                          CONSOLIDATED BALANCE SHEET
                                                  (Unaudited)

                                                                                           September 30,
                                                                                               2003
                                                                                           ------------
ASSETS
------
Current Assets
 Cash & Cash Equivalents                                                                   $ 1,478,101
 Accounts Receivable, Net of Allowance for Doubtful Accounts of $53,884                        697,584
 Inventories                                                                                 1,681,823
 Prepaid Expenses and Other Current Assets                                                     191,331
 Deferred Tax Asset                                                                            404,085
                                                                                           ------------
Total Current Assets                                                                         4,452,924
                                                                                           ------------

Property and Equipment, Net                                                                    223,155
                                                                                           ------------

Other Assets
 Deposits                                                                                       18,019
 Due From Officer                                                                               62,715
 Intangible Assets, Net of Amortization of $17,242                                              18,782
                                                                                           ------------
Total Other Assets                                                                              99,516
                                                                                           ------------

Total Assets                                                                               $ 4,775,595
                                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable                                                                          $   778,459
 Accrued Liabilities                                                                           206,207
 Income Taxes Payable                                                                           73,644
                                                                                           ------------
Total Current Liabilities                                                                    1,058,310
                                                                                           ------------

Total Liabilities                                                                            1,058,310
                                                                                           ------------

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000 Shares, Issued and Outstanding             None
 Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
   Issued: 15,105,355, Outstanding: 14,732,105                                                  15,105
 Additional Paid-In Capital                                                                  1,143,249
 Retained Earnings                                                                           2,638,375
 Less:  Treasury Stock, at cost, 373,250 shares                                                (79,444)
                                                                                           ------------
 Total Stockholders' Equity                                                                  3,717,285
                                                                                           ------------
 Total Liabilities and Stockholders' Equity                                                $ 4,775,595
                                                                                           ============


See Notes to Condensed Consolidated Financial Statements.


                                              ALLERGY RESEARCH GROUP, INC.
                                             CONSOLIDATED INCOME STATEMENTS
                                                       (Unaudited)

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                          -------------                        -------------
                                                      2003              2002               2003               2002
                                                      ----              ----               ----               ----
Revenues                                         $  3,326,957       $  3,000,925       $ 10,222,850       $  9,241,237
Cost of Sales                                       1,898,692          1,816,288          5,844,012          5,649,631
                                                 -------------      -------------      -------------      -------------
Gross Profit                                        1,428,265          1,184,637          4,378,838          3,591,606
                                                 -------------      -------------      -------------      -------------

Operating Expenses
        Selling, General and Administrative           954,843          1,012,048          2,794,614          2,829,081
        Research and Development                       39,988             44,696            134,612            136,866
                                                 -------------      -------------      -------------      -------------
Total Operating Expenses                              994,831          1,056,744          2,929,226          2,965,947
                                                 -------------      -------------      -------------      -------------

Operating Income                                      433,434            127,893          1,449,612            625,659
                                                 -------------      -------------      -------------      -------------

Other Income (Expense)
        Interest Expense                                  (75)            (7,675)            (1,170)           (29,591)
        Interest Income                                 2,706              2,753              7,495              6,351
                                                 -------------      -------------      -------------      -------------
Total Other Income (Expense)                            2,631             (4,922)             6,325            (23,240)
                                                 -------------      -------------      -------------      -------------

Net Income Before Income Taxes                        436,065            122,971          1,455,937            602,419
                                                 -------------      -------------      -------------      -------------

Provision (Benefit) for Income Taxes                   38,548                907            128,705            (34,293)


Net Income Available to Common Stockholders      $    397,517       $    122,064       $  1,327,232       $    636,712
                                                 =============      =============      =============      =============


Weighted Average Common Shares Outstanding         14,725,292         14,849,977         14,723,179         15,016,436


Basic and Diluted Income Per Common Share        $       0.03       $       0.01       $       0.09       $       0.04
                                                 =============      =============      =============      =============

See Notes to Condensed Consolidated Financial Statements.


                                              ALLERGY RESEARCH GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (Unaudited)
                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                          2003              2002
                                                                                          ----              ----
Cash Flows From Operating Activities
 Net Income                                                                            $ 1,327,232       $   636,712
                                                                                       ------------      ------------
 Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                                            125,749           166,292
  Due From Officer Adjustment                                                                   --            10,000
 Changes in Assets and Liabilities
  (Increase) Decrease in Accounts Receivable                                              (106,027)          (71,324)
  (Increase) Decrease in Inventory                                                         (80,204)         (202,999)
  (Increase) Decrease in Prepaid Expenses and Other Assets                                 (72,520)          (18,099)
  (Increase) Decrease in Deferred Tax Assets                                                    --           (36,000)
  (Increase) Decrease in Deposits                                                           11,711                --
  Increase (Decrease) in Accounts Payable and Accrued Liabilities                          (79,165)          (38,394)
  Increase (Decrease) in Income Taxes Payable                                                2,929              (862)
                                                                                       ------------      ------------
  Total Adjustments                                                                       (197,527)         (191,386)
                                                                                       ------------      ------------

Net Cash Flows Provided By Operating Activities                                          1,129,705           445,326
                                                                                       ------------      ------------

Cash Flows From Investing Activities
  Acquisition of Property and Equipment                                                    (11,811)          (36,496)
  Repayments From (Advances To) Officers                                                    64,976            (6,219)
                                                                                       ------------      ------------
Net Cash Flows Provided By (Used In) Investing Activities                                   53,165           (42,715)
                                                                                       ------------      ------------

Cash Flows From Financing Activities
 Proceeds from the exercise of stock options                                                 4,000                --
 Purchase of Treasury Shares                                                                    --           (65,950)
 Repayment on Notes Payable                                                                     --          (327,567)
 Repayment on Capital Lease Obligations                                                    (48,771)          (40,775)
                                                                                       ------------      ------------
Net Cash Flows Used In Financing Activities                                                (44,771)         (434,292)
                                                                                       ------------      ------------

Increase (Decrease) in Cash and Cash Equivalents                                         1,138,099           (31,681)
Cash and Cash Equivalents, Beginning of Period                                             340,002           199,499
                                                                                       ------------      ------------
Cash and Cash Equivalents, End of Period                                               $ 1,478,101       $   167,818
                                                                                       ============      ============

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, and length of product life cycles and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the Management's Discussion and Analysis of Results of Operations and Financial Condition and financial statements and notes thereto as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB on March 31, 2003.

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

         The computation of basic and diluted earnings per share is as follows:

                                                Three Months   Three Months     Nine Months    Nine Months
                                                    Ended          Ended           Ended          Ended
                                                    9/30/03        9/30/02        9/30/03        6/30/02
                                                    -------        -------        -------        -------
         Numerator-Net Income Available
         to Common Stockholders                   $  397,517     $  122,064      $1,327,232     $  636,712
                                                  ==========     ==========      ==========     ==========

         Denominator-Weighted Average Number
         of Common Shares Outstanding             14,725,292     14,849,977      14,723,179     15,016,436
                                                  ==========     ==========      ==========     ==========

         Basic and Diluted Earnings Per Common
         Share                                    $     0.03     $     0.01      $     0.09     $     0.04
                                                  ==========     ==========      ==========     ==========

Note 3 - Line of Credit and Subsequent Events
---------------------------------------------

         On August 19, 2002, a Merrill Lynch Working Capital Management Account
         (WCMA) was activated. The WCMA replaced the line of credit with City National Bank and provides for a line of credit up to $500,000 for twelve months bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%. The LIBOR plus 3.15% at September 30, 2003 was 4.27%. Interest is due monthly; however, the balance due on the line of credit was zero throughout the first three quarters of 2003. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the chief executive officer of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of September 30, 2003 was .56%.

         Effective October 31, 2003 our line of credit with Merrill Lynch was increased to $1,500,000 bearing interest at LIBOR plus 2.75%. The note requires the Company to maintain a net worth of $3,000,000 and a total debt to EBITDA Ratio not to exceed two to one.

Note 4 - Stockholders' Equity
-----------------------------

         On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time for a two-year period in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. As of September 30, 2003, the Company repurchased 383,250 shares at a cost of $81,573 under this program.

         One of the primary purposes of the repurchase program was to provide shares for issuance to employees under stock option and stock purchase plans. On May 13, 2003, the Company issued 383,250 stock options, exercisable at $0.40 per share, based on the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the grant date. The options vest immediately and terminate on the five-year anniversary of the grant date. The options were issued to many of the Company's employees and to selected independent contractors who are sales representatives for the Company.

         When the treasury shares are reissued, any excess of the proceeds over the average acquisition cost are recorded as additional paid-in capital. Any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to additional paid-in capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

         On August 29, 2003, 10,000 options were exercised for proceeds of $4,000 and net proceeds of $1,872 were credited to additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION
------------

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Allergy Research Group, Inc.'s (the "Company's") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

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

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2003 compared to the same periods in 2002. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2003.

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

We continue to work with Dr. Ba Hoang on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and the Company whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

PRODUCT DEVELOPMENT. In addition to our work in the pharmaceutical and nutraceutical fields of research, we continue to add new products to our existing product line. During the latter part of 2002 and through the date of this filing, the Company has added the following new products to its existing product line: AndroBalance Androstenedione Cream (may enhance hormonal balance in men), Progestex Natural Progesterone Cream (natural progesterone cream), Progestex Plus Progesterone Cream with Phytoestrogens (same pure formulation of natural progesterone as Progestex with weak estrogenic phytochemicals added that can help regulate and support estrogenic function), Hepagenesis (Ayurvedic herb Eclipta alba used to support the liver), Liver Saver (contains three herbs from traditional Chinese Medicine), Phytostatin (immune support), Artemininin Gel (supports normalization of topical conditions), Bindweed Extract (concentrated extract of the herb CONVOLVULUS ARVENSIS), PhytoArtemisinin (contains pure artemisinin, QINGHAOSU, enhanced with phytosaponins), Chemogen (green tea extract), Prima Una de Gato (Cat's Claw extract), Pantethine (derivative of pantothenic acid), Metaboliczyme (enzyme formulation to support circulation and modulate the immune function), Cell Food and Cell Saver (proprietary blend of herbs.) These statements have not been evaluated by the Food and Drug Administration. The products are not intended to diagnose, treat, cure, or prevent any disease.

We believe that the Company has good relations with all of its current manufacturers and suppliers. During the nine-month period ending September 30, 2003, we experienced a concentration of approximately 58% of our manufacturing with four separate vendors. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our four largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

         PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002
         --------------------------------------------------------------

REVENUES. We had net sales of $3,326,957 for the third quarter and $10,222,850 for the nine months ended September 30, 2003, compared with $3,000,925 and $9,241,237 for the same periods in 2002. The increase of $326,032, or 11%, in the third quarter is due to increased sales to our distributors and increased demand at retail for current and new products. The increase of $981,613, or 11%, for the nine-month period also reflects the increased demand. Average monthly sales have increased from approximately $1,000,000 per month in 2002 to approximately $1,100,000 in 2003.

COSTS OF SALES. Cost of sales increased $82,404 to $1,898,692 for the three months ended September 30, 2003, compared to $1,816,288 for the three months ended September 30, 2002. The increase in cost of sales corresponds with the increase in sales. For the nine months ended September 30, 2003 cost of sales increased $194,381 from $5,649,631 in 2002 to $5,844,012 in 2003. This increase corresponds with the increase in sales with offsets for reduced freight and royalty costs realized in the second quarter. Gross profit margins increased approximately 3.4% for the third quarter and 3.9% year to date, approximating 42.8% for the nine months ended September 30, 2003 as a result of higher margins associated with retail sales. Although no specific price adjustments are contemplated, there is the possibility that the increase in gross profit may not be sustained throughout the year due to price adjustments that may be necessary to respond to pricing pressures from our competitors.

OPERATING EXPENSES. Total operating expenses were $994,831 for the third quarter and $2,929,226 for nine months ended September 30, 2003, compared with $1,056,744 and $2,965,947 for the same periods in 2002, a decrease of $61,913 and $36,721, respectively. The decrease in the third quarter was primarily due to (1) decreased professional services associated with outside consultants; (2) reduced selling expenses such as advertising, conventions, travel and entertainment; offset in part by (i) an increase in rent expense due to loss of sublease income (less of our warehouse space is being sublet); and (ii) an increase in liability insurance. The following items contributed to the decrease in the year-to-date expense: (1) a reduction in telephone expense associated with obtaining a new contract for services; (2) a decrease in depreciation expense; (3) reduced expense associated with bad debts, and (4) reduced selling expenses such as advertising, conventions, travel and entertainment. These decreases were offset in part by: (1) an increase in rent expense resulting from the loss of sublease income associated with excess warehouse space (our lease was renegotiated effective June 1, 2003 and the excess warehouse space was eliminated); (2) an increase in liability insurance; and (3) an increase in credit card fees.

INTEREST EXPENSE. Interest expense was $75 for the third quarter and $1,170 for nine months ended September 30, 2003 compared to $7,675 and $29,591, respectively, for the same periods in 2002. The decrease is a result of paying down the line of credit from $570,064 at December 31, 2001 to zero at September 30, 2003.

PROVISION FOR INCOME TAXES. As of September 30, 2003, the Company recorded a deferred tax asset of $404,085 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2002, we have approximately $2,200,000 and $1,400,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2021 (federal) and 2013 (state). For taxable years beginning in 2002 and 2003, the State of California has suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002. As a result, income taxes payable at September 30, 2003, represent estimated 2003 California taxes based on income.

NET INCOME. During the quarter and nine-month period ended September 30, 2003, we recorded net income of $397,517 and $1,327,232, respectively, compared to net income of $122,064 and $636,712 for the same periods in 2002. The increase of $275,453 for the quarter and $690,520 for year-to-date is a result of the increase in sales, higher profit margins, and reduced operating expenses.

EARNINGS PER SHARE. Earnings per share have increased to $0.03 per share for the quarter ended September 30, 2003 from $0.01 per share for the same period in 2002. For the nine-months ended September 30, earnings per share was $0.09 in 2003 and $0.04 in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the nine-month period ended September 30, 2003, the Company increased its working capital by $1,521,399 to $3,394,614 compared to a working capital at December 31, 2002 of $1,873,215. The Company reduced outstanding current liabilities by approximately $125,000 through cash flows available from operating activities. The Company continues to finance its inventory and accounts receivable through its income from operations and did not require the use of its line of credit during the period then ended. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund its capital and liquidity needs for the next twelve months.

Cash Flows

OPERATING ACTIVITIES. Net cash flow provided by operating activities was $1,129,705 for the nine months ended September 30, 2003. This was primarily the result of net income of $1,327,232, increased by depreciation expense of $125,749 and a decrease in deposits of $11,711. These figures were offset by an increase in accounts receivable of $106,027, an increase in inventory of $80,204, an increase in prepaid expenses and other assets of $72,520, and a decrease of accounts payable and accrued liabilities of $79,165. Net cash flow provided by operating activities for the nine months ended September 30, 2002 was $445,326, due to net income of $636,712, increased predominately by depreciation of $166,292. Offsetting these amounts was an increase in accounts receivable of $71,324, an increase in inventory of $202,999, an increase in prepaid expenses and other assets of $18,099, an increase in deferred tax assets of $36,000, and a decrease in accounts payable and accrued liabilities of $38,394.

INVESTING ACTIVITIES. Net cash flow provided by investing activities was $53,165 for the nine months ended September 30, 2003, representing repayments of loans to officers of $64,976 offset by the acquisition of property and equipment for $11,811. Net cash flows used in investing activities as of September 30, 2002 was $42,715 representing the acquisition of property and equipment for $36,496 and advances to officers of $6,219 (representing accrued interest on outstanding loans only).

FINANCING ACTIVITIES. Net cash flow used in financing activities was $44,771 for the nine months ended September 30, 2003, representing repayments of capital lease obligations of $48,771 offset by cash received from the exercise of 10,000 employee stock options for $4,000. For the same period ended September 30, 2002, net cash flows used in financing activities was $434,292, representing repayments on the line of credit and capital lease obligations of $368,342 and $65,950 for the purchase of treasury shares.

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

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

----------------------- -------------------------------------------------------------------------------------

                                               Payments Due by Period
----------------------- ------------------ ------------------ ------------------ -------------- -------------
                                                  Less
    Contractual                                  Than 1              1-3             4 - 5         After 5
    Obligations               Total               Year              Years            Years          Years
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Line of Credit (1)
----------------------- ------------------ ------------------ ------------------ -------------- -------------

Operating Leases                  $229,509           $218,064            $11,445
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Total Cash Contractual
Obligations                       $229,509           $218,064            $11,445
----------------------- ------------------ ------------------ ------------------ -------------- -------------

(1) This represents the Company's borrowings under its line of credit with Merrill Lynch. The Merrill Lynch line of credit was activated on August 19, 2002 and provides for maximum financing of $500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 3.15%, computed on a monthly basis. As of September 30, 2003, the interest rate on the line of credit was 4.27% per annum. Interest is due monthly; however, the line has not been utilized throughout the first three quarters of 2003, thus no interest was due. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have a material adverse impact on our business and financial position. The chief executive officer of the Company has personally guaranteed the line of credit.

         Effective October 31, 2003 our line of credit with Merrill Lynch was increased to $1,500,000 bearing interest at LIBOR plus 2.75%. The note requires the Company to maintain a net worth of $3,000,000 and a total debt to EBITDA Ratio not to exceed two to one.

RELATED PARTY TRANSACTIONS. In 1999, Dr. Stephen A. Levine, CEO, and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. For the year ended December 31, 2001, the Company paid approximately $9,000 to IBM for research and development and for market testing of new products. As of September 30, 2003, IBM owes Allergy Research Group approximately $6,400 associated with inventory purchased on IBM's behalf.

LIQUIDITY RESOURCES. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products to those of the Company. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity are expected to be provided by our cash flow from operations and we have available for use a $1,500,000 line of credit, when necessary. We anticipate our future taxable income to be generated with potentially little or no federal income tax consequences until our federal net operating loss carryforwards of approximately $2,200,000 are utilized. .

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. This asset represents approximately 8.46% of total assets at September 30, 2003. Based on our operating results for the prior two years, and the current interim period, we believe our estimate of deferred tax assets to be reasonable.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, delinquency reports, historical collection rates, and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance represents approximately 7% of total receivables at September 30, 2003.

INVENTORY

Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. Our inventory reserve currently represents approximately 3% of total inventory at September 30, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     b. Changes in Internal Control over Financial Reporting.

     There were no significant changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected these controls subsequent to the date of such evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 2, 2003, the Company held its annual meeting of shareholders at which the shareholders voted to (1) re-elect each of the Company's directors and (2) ratify the selection of the Company's independent auditor for the fiscal year ending December 31, 2003. The voting totals were as follows:

                                        For            Against           Abstain
                                        ---            -------           -------
(1)  Directors - Stephen Levine     14,210,906            -              18,579
(1)  Directors - Susan Levine       14,210,706           200             18,579
(1)  Directors - Edward Kane        14,210,906            -              18,579
(2)  Independent Auditors           14,222,506          3,879             3,100

ITEM 5. OTHER INFORMATION

         On August 12, 2003, Fred Salomon was appointed President of the Company. Mr. Salomon was hired in 2002 to fill the role of Director of Operations. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. For the last 20 years, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations. The Company has no written employment agreement with Mr. Salomon.

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

                                            ALLERGY RESEARCH GROUP, INC.
                                            Registrant


Dated:  November 14, 2003
                                            By: /s/ Stephen A. Levine
                                                -------------------------
                                              Chief Executive Officer and
                                              Chief Financial Officer

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

Date: November 14, 2003


/s/ Stephen A. Levine
--------------------

Stephen A. Levine

Chief Executive Officer and Chief Financial Officer