Form 10KSB
period 2003-12-31
ALLERGY RESEARCH GROUP INC
filed 2004-03-30
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the transition period from ______________ to _______________

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

         Yes [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $13,652,856

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 8, 2004 was $1.35, based on the last sale price of $1.34 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 28, 2004, Registrant had outstanding 14,492,105 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):    Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1.     DESCRIPTION OF BUSINESS.........................................1
     FORWARD-LOOKING STATEMENTS................................................1
     BACKGROUND................................................................1
     THE COMPANY...............................................................1
     BUSINESS PLAN.............................................................2
     PRODUCTS AND SERVICES.....................................................4
     INDUSTRY OVERVIEW........................................................11
     COMPETITION..............................................................13
     MARKET STRATEGIES........................................................15
     REGULATION...............................................................15
     EMPLOYEES................................................................18
     INTELLECTUAL PROPERTY....................................................18
   ITEM 2.     DESCRIPTION OF PROPERTY........................................18
   ITEM 3.     LEGAL PROCEEDINGS..............................................18
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............19
PART II.......................................................................19
   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......19
     MARKET INFORMATION.......................................................19
     HOLDERS..................................................................20
     DIVIDENDS................................................................20
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......20
     INTRODUCTION.............................................................20
     CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS...............21
     FACTORS THAT COULD AFFECT FUTURE RESULTS.................................22
     OVERVIEW.................................................................22
     RESULTS OF OPERATIONS....................................................23
     LIQUIDITY AND CAPITAL RESOURCES..........................................24
     CRITICAL ACCOUNTING POLICIES.............................................26
     RECENT ACCOUNTING PRONOUNCEMENTS.........................................27
   ITEM 7.     FINANCIAL STATEMENTS...........................................28
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................28
   ITEM 8A.    CONTROLS AND PROCEDURES........................................28
PART III......................................................................28
   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............28
     OFFICERS AND DIRECTORS...................................................28
     KEY EMPLOYEES............................................................30
     MEDICAL ADVISORY BOARD...................................................31
     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE..................32
   ITEM 10.    EXECUTIVE COMPENSATION.........................................32
     REMUNERATION PAID TO EXECUTIVES..........................................32
     REMUNERATION PAID TO DIRECTORS...........................................34
     EMPLOYMENT AGREEMENTS....................................................34
     EMPLOYEE BENEFITS........................................................34
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.............................................................35
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................36
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................37
     EXHIBITS.................................................................37
     FORM 8-K REPORTS.........................................................37
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................37
CONSOLIDATED FINANCIAL STATEMENTS............................................F-1
SIGNATURES....................................................................39
CERTIFICATION.................................................................40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis or Plan of Operation" in Item 6, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Allergy Research Group, Inc. and its consolidated subsidiary ("the Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include but are not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

BACKGROUND

      Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "Allergy Research Group"), together with wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Through Nutricology, Inc., the Company has produced quality, hypoallergenic nutritional supplements since 1980 and currently supplies products to approximately 4,000 physicians and health care practitioners worldwide. The Company was the first in the U.S. to introduce numerous specialty products including melatonin (a neurohormone), germanium sesquioxide (a trace mineral), AntiOx(TM) (a broad-spectrum antioxidant) and Buffered Vitamin C. Buffered Vitamin C was tested at the Haight Ashbury Clinic in San Francisco as a nutritional supplement for its value (associated with medical treatment) for opiate and stimulate abusers. Overall, the tests indicate that Buffered Vitamin C is beneficial in detoxification and aftercare programs, including discouragement of resumption of drug abuse.

THE COMPANY

      Allergy Research Group, Inc., then Scottsdale Scientific, Inc., was incorporated under the laws of the state of Florida on April 8, 1997 for the purpose of wholesale distribution of health and nutritional supplements. On February 3, 1998, the Company entered into an agreement to acquire Nutricology, Inc., a California corporation formed on March 11, 1980 ("Nutricology"). Nutricology was engaged in the distribution of hypoallergenic nutritional supplements under the guidance of Dr. Stephen Levine.

      Nutricology, Inc. now operates as a wholly owned subsidiary of Allergy Research Group. As used herein, the "Company" means Allergy Research Group and its subsidiaries, except where indicated otherwise.

      We sell our products worldwide to healthcare professionals, who recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners world-wide, including accounts in the United States, Japan, China, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Denmark, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore.

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

      The Company's principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and our telephone number is (800) 545-9960.

BUSINESS PLAN

      COMPANY GROWTH STRATEGY

      We intend to expand the Company's position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) continue to improve upon our comprehensive e-commerce plan, which includes upcoming changes that will result in a more user-friendly and marketing-driven web site and the ability to accommodate wholesale orders. We believe that the Company's history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position it to be a long-term competitor in the vitamin and nutritional supplements industries.

      In addition, the Company is continuing to expand into the field of research on pharmaceuticals and nutraceuticals under the leadership and guidance of Dr. Stephen Levine and Dr. Ba Hoang, MD, PhD. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and Allergy Research Group whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

      The Company also continues to collaborate with several entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals, creating potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional- practitioners market is key to the successful introduction of unique products.

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions. In 2003 and 2002, we spent $254,780 and $260,749, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of pharmaceuticals and nutraceuticals should enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

      As a result of the Company's product development history, we believe that it has built a reputation in the nutritional supplement industry for innovation in both branded and private label products. The Company is in various stages of development with respect to new product concepts that we anticipate will augment both our existing domestic and international product lines. Recently, through Dr. Levine, the Company has become more focused on researching and developing broad-spectrum immune products. (A broad-spectrum immune product is one that is varied in its ability to enhance a wide range of protective mechanisms of immune function against pathogens, bacteria, virus, fungus, protozoan and cancer.) Building from this focus on broad-spectrum immune products, the Company has expanded the market created for anti-angiogenics, specifically with a bindweed-based product called VascuStatin.

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

      The Company currently does not have facilities for the manufacture of encapsulated and liquid products, and we are using outside vendors for this purpose. As of December 31, 2003, a concentration of approximately 58% of our manufacturing was distributed among four separate vendors. The largest manufacturer and supplier of raw materials supplies 28% of our needs, with the second largest at 11%, the third at 10% and the fourth largest vendor at 9%. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

      Approximately 75% of our products, consisting of capsules and tablets, are packaged at and distributed from our 25,440 square foot warehousing and packaging facility located in Hayward, California (the "Hayward Facility"). The Hayward Facility was leased by the Company for five years commencing June 1, 1998, and consists of approximately 5,500 square feet of office space. The lease allows for an increase of 5% every 15 months. During the first six months of 2003, we paid approximately $33,300 per month for these facilities. The rental expense in 2003 for the first six-months was offset by sublease income of approximately $1,900 per month. The original lease was scheduled to expire on June 30, 2003; however, it was amended to extend the term of the lease one year and to exclude the rental of the warehouse facility that was subleased on a monthly basis through June 30, 2003. Our monthly rental expense following these amendments to the lease was approximately $20,765. During February 2004, we renegotiated the lease to extend the term to December 31, 2004 with an option to extend the lease for three additional months. Although the current facility and equipment are sufficient to meet our immediate needs, we are exploring the possibilities of moving our facilities to a more geographically beneficial location and facilities that will allow for internal manufacturing and greater quality control. Currently, our outside manufacturers package our liquid products and encapsulate our powder products.

PRODUCTS AND SERVICES

      Our vitamin and nutritional supplement line consists of more than 200 products. The Company's product catalog includes the following categories: Amino Acids, Antioxidant Formulas, Bioenergetic Nutrients, Bioflavonoids, Brain Support Products, Comprehensive Nutrient Formulas, Essential Fatty Acids, Gastrointestinal Health Products, Immune Support Products, Liver Support Products, Multiple Vitamin/Mineral Formulas, Musculoskeletal Support Products, Organic Glandulars, Selenium Products, Specialty Products, Vitamin B Products, and Vitamin C Products. A brief description of each of these categories appears below, including descriptions of some of our most popular products in each category.

      Approximately 75% of the products discussed below were formulated by Allergy Research Group/NutriCology and are contract manufactured and distributed by the Company. Another 25% of the products are produced by other companies in the industry and distributed by the Company through licensing agreements. Most notably, we license the distribution rights for ProGreens(R), a fresh, nutrient-rich whole-food concentrate, which is gluten-free and contains no egg, dairy or animal products, no yeast, malto-dextrin, barley malt or simple sugar, no preservatives, and no artificial flavoring or coloring. Other licensed products include OralMat(R), a product based on an extract of the rye plant; Eurocel, a product made from Korean and Chinese herbs that have been used historically in Oriental medicine; VascuStatin, a product made from bindweed, shown to potentially assist in supporting the inhibition of angiogenisis; and Nattokinase, an enzyme derived from boiled soybeans and BACILLUS NATTO, which may support healthy blood flow.

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

      AMINO ACIDS

      Amino acids exist in all living cells and chains of amino acids make up protein. Amino acids make up a great portion of skin, hair, nails, muscle tissue and internal organs. The brain and heart are especially high in protein. The body uses amino acids in the production of neurotransmitters in the brain, several hormones, a variety of enzyme and metabolic processes, the formation of antibodies, and for the production of non-essential amino acids. Essential amino acids are the amino acids that the body cannot produce on its own, therefore it is necessary to obtain them from diet and/or nutritional supplements. Non-essential and semi-essential amino acids are produced by the body; however, higher amounts may be necessary during times of increased physical or emotional stress, illness or imbalance. Our amino acid products are easily absorbed into the system.

      ANTIOXIDANT FORMULAS

      Through Allergy Research Group/Nutricology, we have pioneered hypoallergenic, broad-spectrum, mixed-antioxidant formulations. Though essential, oxygen has the potential to create metabolic toxicity via free radicals. Antioxidant nutrients are utilized in conjunction with antioxidant enzymes to help quench oxygen free radical generation. Acting to impede free radical damage to cells and tissues, the body's antioxidant defense system amounts to a metabolic cooling and lubrication system. The antioxidant nutrients are the body's natural antitoxins and are crucial to homeostasis, having regulatory roles in a diversity of tissue functions. A variety of stressful, environmental, genetic and behavioral factors have been linked to increased free radical production in the tissues. Good dietary habits help conserve the body's antioxidant stores, but under the conditions of modern living it can be good "nutritional insurance" to supplement with additional antioxidant nutrients.

      BIOENERGETIC NUTRIENTS

      The production of energy begins in a particular organ found inside the cells, known as the mitochondria. Inside the mitochondria, with assistance of enzymes from the Krebs cycle, carbohydrates and fatty acids are metabolized into Adenosine Triphosphate (ATP). ATP is considered a cofactor and a modulator of activity of some enzymes and can be thought of as cellular currency. A particularly special product within our Bioenergetic Nutrients category is called ProGreens(R), which is formulated with the highest quality green foods, premium adaptogenic herbs and antioxidant bioflavonoids, to provide broad-spectrum nutritional support from natural food factors not found in isolated vitamins or mineral concentrates. ProGreens(R) is marketed in a variety of forums under our NutriCology(R) label.

      Another notable product in this category is a hypoallergenic product called germanium, which is a semimetallic element in the same family as carbon, silicon, tin and lead. Germanium sesquioxide may be used in the treatment of anemia, a blood condition involving abnormal oxygen carrying potential. Allergy Research Group(R) was the first company in the United States to introduce germanium sesquioxide. We currently produce germanium in both powder and capsule form.

      BIOFLAVONOIDS

      Bioflavonoids are biologically active flavonoids (a flavonoid is any of a large group of plant substances that includes the anthocypanins, a class of flower pigments.) Bioflavonoids are important nutritional factors, and can be found in just about every plant on Earth. Bioflavonoids are important protective and regulatory factors in plant metabolism, and from their widespread distribution, are likely to have been an integral part of the human diet since human life began. We believe that this co-relationship between plant life (bioflavonoids) and human life over the course of evolution is consistent with the many benefits to homeostasis that they seem to offer, although scientific research on this relationship is still in development stages. Certainly, bioflavonoids are complex chemically and can play a variety of roles in human metabolism. They are potent antioxidants and many also display metal binding activity, a property that may contribute to their antioxidant effects. Bioflavonoids are required for the proper absorption of Vitamin C, and increase Vitamin C's effectiveness. They are also thought to improve immunity, fight cancer, reduce inflammation and strengthen capillaries.

      BRAIN SUPPORT PRODUCTS

      The Brain Support formulas produced by the Company are designed to enhance brain function, improve memory, support the central nervous system and aid in the production of neurotransmitters in the brain. Included in this group of products is Melatonin, which was first introduced to the U.S. health food and professional market by Nutricology. Melatonin has many nutritional benefits. However, its main function in the body is to support the aspects of brain chemistry involved in sleep.

      Our newest product in this category, 200 mg of Zen, contains a significant quantity of both gamma-aminobutyric acid (GABA) and L-theanine (glutamic acid gamma-ethylamide), an amino acid derivative found naturally in green tea (Camellia sinensis). 200 mg of Zen provides a source of dietary ingredients that may provide stabilization of mood and a feeling of alert relaxation.

      COMPREHENSIVE NUTRIENT FORMULAS

      We produce a family of products that are referred to as Comprehensive Nutrient Formulas. Under the NutriCology(R) label, these products include:
Complete Immune, Complete Heart, Complete Heart II, and Complete Nerve. Under the Allergy Research Group(R) label, which is marketed to healthcare professionals, these products are sold as: Wholly Immune, Take Heart, Take Heart II, and Steady On. Complete Immune is a comprehensive blend of herbs and nutrients designed to work synergistically to enhance the body's natural immune system, decrease oxidative damage, promote liver detoxification, and regulate cell division. Complete Heart and Complete Heart II are comprehensive cardiovascular support formulas to support general nutrition, ATP (adenosine triphosphate) production, catabolism and homocysteine metabolism, anti-oxidant function and maintenance of serum viscosity and cardiovascular health. Complete Nerve is a comprehensive neurovascular support formula that provides nutrients that have been shown to improve blood and oxygen supply to the brain, potentially improving brain function. This formula provides general nutrition, precursors for the formation of L-dopa and dopamine, support for the generation of neurotransmitters, support of healthy emotional response, increased neuromuscular control and support against oxidative degeneration of central neurons.

      ESSENTIAL FATTY ACIDS

      It has been clear for some time that many individuals in western society consume far too many of their calories from fatty foods. However, certain dietary fats are actually important nutrients. These are considered Essential Fatty Acids (EFAs). EFAs include linoleic acid and alpha-linolenic acid, which appear to have vitamin-like activity: they are essential for metabolism and cannot be produced by the body from simpler molecules. In addition, gamma-linolenic acid (GLA) is a fatty acid intermediate which may help some individuals bypass a "weak-link" in fatty acid metabolism (delta-6-desaturase), and can be classified as "semi-essential."

      High intakes of cholesterol, saturated fats and hydrogenated fats ("trans-fats") may be undesirable, but consumption of EFAs are a positive factor in any program for good health. ARG/NutriCology EFAs are derived from the highest quality sources available and every batch of our fish oil products are tested for mercury and other potential contaminants.

      GASTROINTESTINAL HEALTH PRODUCTS

      The health and integrity of the epithelial lining of the gastrointestinal tract is important for proper absorption of nutrients, for maintaining healthy microbial balance in the gut, and a state of homeostasis throughout the body. When increased intestinal permeability (also known as "leaky gut") exists within the gastrointestinal tract, an environment conducive to inadequate absorption of nutrients and increased absorption of toxins, pathogenic bacteria and inflammatory substances exists, potentially leading to weakened immunity and compromised health. Dietary supplementation, with nutrients the body needs to produce healthy epithelial tissue, regulate transit time and balance microbiology may support gastrointestinal health. Digestive support may also benefit individuals with increased intestinal permeability.

      Increased intestinal permeability is common among individuals with chronic stress, allergies, and microbial infestations. Weakened immunity, including conditions of hypo-immunity and auto-immunity, may involve "leaky gut." Consumption of foods processed with chemical additives and preservatives, having low levels of nutritional value, as well as caffeine and alcohol consumption may lead to an increase in intestinal permeability. The overuse of drugs, both prescription and over the counter, environmental contaminants such as car exhaust, perfumes and cleaning chemicals are also potential culprits in developing increased intestinal permeability.

      Our Gastrointestinal Health Products include a variety of products to support digestion and elimination, intestinal permeability and microbiology. Perm A vite is a formula designed specifically to support the body's production of a healthy gastrointestinal lining, necessary in conditions of "leaky gut." Several unique and potent probiotic formulas, as well as a variety of microbial balancing formulas, such as Tricycline, containing artemisinin, black walnut hulls, citrus seed extract, and berberine sulfate have been shown to reduce unwanted microbes. "Probiotic" is the term used to describe friendly intestinal bacteria necessary for gastrointestinal health.

      Another of our gastrointestinal health products is Earth Dragon, an herbal combination product developed by Dr. Ba Hoang, M.D., Ph.D., and his family of three generations of Vietnamese doctors. The product includes a specific species of powdered, dried earthworms that have been used traditionally in the Vietnamese diet for hundreds of years to aid the human digestive system. Recent studies performed by Professor Joel Weinstock, University of Iowa, support the theory that certain beneficial microorganisms may play a key role in modulating intestinal immunity. Weinstock believes that ingesting a very specific species of parasitic worm may be highly effective in the treatment of inflammatory bowel diseases such as ulcerative colitis and Crohn's disease, which are believed to be caused by an overactive immune response to normal intestinal bacteria. Earth Dragon is a proprietary formulation by Dr. Hoang and is unique to the Company.

      IMMUNE SUPPORT

      The immune system is a complex system involving communication between organs, tissues and chemicals. Its main purpose is to protect the body against foreign invaders, infection, and disease processes. The primary functions of the immune system have been understood for a relatively short period of time. The current understanding is that the thymus gland (master gland of immunity) grows rapidly for the first two years of life and continues to grow at a slower rate until puberty. At that time the amount and strength of the T-cells (thymus cells) determines the strength of one's immune system. The thymus gland then slowly shrinks with age, lessening the strength of one's immune system. Shrinkage of the thymus (decreasing immunity) can be caused by stress, infection, radiation, drugs such as cortisone, malnutrition, chronic illness and free-radical damage. Specific nutrients that support the thymus and immune system as a whole may potentially increase one's immunity.

      We carry some of the most unique products for immune support available today. Lactoferrin, a specific component of bovine colostrum, having a somewhat stimulating effect on the immune system, was introduced to the market by the Company. Cytolog(R) is a unique complex of peptides selected from bovine colostrum for their molecular weight. These peptides are referred to as "info-peptides" and, rather than having direct biological activity on the immune system, they seem to inform the body as to what it needs to do to regulate the immune system on its own. This phenomenon is known as immune modulation. Cytolog(R) is supportive for down regulating auto-immunity as well as supporting conditions of lowered immunity.

      LIVER SUPPORT PRODUCTS

      The liver is a complex organ with a variety of functions. It plays a major role in the detoxification of both endotoxins (toxins produced by the body itself) and xenobiotics (environmental toxins). Detoxification is a process involving several different organs and occurs primarily in the liver where toxins, chemicals, and cholesterol are filtered from the blood using enzymes bile. These products in this category generally support the Phase I and Phase II functions of liver detoxification. In Phase I, toxins are neutralized or transformed into intermediates which are then neutralized by the Phase II enzymes. In Phase II, metabolic chemicals are enzymatically attached (conjugated) to the toxins, which are then either neutralized or more easily excreted in the bile and urine. The liver's ability to detoxify potentially harmful substances is directly related to optimal health.

      We have exclusive U.S. distribution rights for Eurocel, a product made from Korean and Chinese herbs that have been used historically in Oriental medicine for liver support. Studies on Eurocel indicate positive results in patients with Hepatitis C, showing a significant decrease in viral titers.

      MULTIPLE VITAMIN / MINERAL PRODUCTS

      We produce a comprehensive multi-vitamin formula called Multi-Vi-Min(R), formulated by Dr. Levine. Multi-Vi-Min(R) was designed to be a hypoallergenic, and many people who cannot tolerate other multi-vitamins do well with this formula. The formula comes in three variations, one containing copper and iron, one without copper and iron, and one especially formulated for children. In addition, we produce and market a number of other multi-vitamin and mineral products on the premise that a quality multiple vitamin/mineral supplement is a must for everyone. These products include calcium, magnesium, zinc and potassium based products, as well as two forms of OcuDyne, a formula created exclusively for the Company by Jonathan Wright, M.D. and Alan R. Gaby, M.D., designed specifically to support the structure and functions of the eye.

      MUSCULOSKELETAL SUPPORT PRODUCTS

      We produce a variety of Musculoskeletal Support Products designed to support connective/joint tissue. Connective tissue is present in varying degrees in all organs of the body. The term "connective tissue" refers to the various types of tissues that make up the joints, tendons, ligaments, and even the web that holds all cells together. As a part of this category of products, we also produce a calcium product designed to support the production of healthy bone tissue.

      InflaMed is a product designed to help maintain healthy joint tissue by supporting the reduction of pain associated with inflammation, reduction of proinflammatory mediators (prostaglandins, thromboxanes, etc.), and regulation of the inflammatory response by supporting the body's detoxification systems, as well as reducing oxidative stress damage induced by inflammation.

      ORGANIC GLANDULARS

      The use of glandular substances can be a rich sources of nutrients, enzymes and other factors that support specific gland-related metabolism and physiological function. When prepared with sufficient technical sophistication and sensitivity to their delicate nature, some of these glandulars can retain a significant portion of their biological activity. Our glandular products are produced from government inspected, range-grazed animals raised in New Zealand, without the use of pesticides, hormones or antibiotics, and are BSE free. Our glandulars are lyophilized (freeze-dried), which means the material is frozen, then subjected to a high vacuum that vaporizes moisture directly from the solid state, thereby maintaining its biological activity. Our glandulars are highly potent, and are generally well-tolerated.

      SELENIUM PRODUCTS

      Selenium is an essential trace element that is "redoxactive," (i.e., highly active in electron exchange reactions.) Antioxidant enzymes specialize in electron exchange reactions that help protect the cells and tissues from free radicals and other oxidative "electron stealers." Selenium is an essential component of glutathione peroxidase, being located at the "active site" of this major antioxidant enzyme. Our Selenium products include a liquid sodium selenite and an encapsulated selenium derived from kelp.

      SPECIALTY PRODUCTS

      We also produce and/or distribute a number of "specialty items" which do not fall into our general product categories. These products include a HomoCysteine Metabolism Formula, which provides a good source of folic acid and B vitamins to facilitate the breakdown of homocysteine back into methionine and other metabolites. Homocysteine is a toxic amino acid associated with vascular disease, strokes, heart attacks, and carotid artery damage among others. Methionine is one of the sulfur-containing amino acids and is important for many bodily functions. Through its supply of sulfur, it helps prevent conditions of the skin and nails. It acts as a lipotropic agent to prevent excess fat buildup in the liver and the body, is helpful in relieving or preventing fatigue, and may be useful in some cases of allergy because it reduces histamine release. It also may help lower elevated serum copper levels. Methionine is of concern mainly because it is the least abundant amino acid found in most foods.

      We produce and distribute Mastica, an encapsulated product which contains Mastic gum, a resinous exudate obtained from the stem and the main leaves of the PISTACIA LENTISCUS tree indigenous to the Mediterranean (most notably the Greek Island of Chios). The gum has been reported in the New England Journal of Medicine to be effective against several strains of Helicobacter pylori, a pathogenic bacteria that infects the stomach, and has been associated with ulcers. Mastica has become one of our most popular products and we are aware of only one other distributor in the United States.

      We also have a product developed by SoftGel Technologies called Glucosol(TM). Glucosol(TM) is a unique standardized leaf extract of Lagerstroemia speciosa L., a traditional herb from Asia. Processed by water extraction and standardized to 1% corosolic acid per softgel, Glucosol(TM) offers superior potency. Corosolic acid, the active triterpenoid, has been studied for its blood sugar-lowering effects since the 1930's. Recent Japanese and American Studies have shown that Glucosol(TM) regulates blood sugar by supporting the body in glucose metabolism and activating glucose transport and uptake. Our unique, all natural softgel formulation provides optimum efficacy and enhanced absorption. Maximum effects occur within the first 15 days of supplementation, and blood glucose regulation continues for a period of time after supplementation is discontinued. In addition, Glucosol(TM) has been shown to support the body in improving carbohydrate metabolism, thereby potentially being valuable in weight reduction programs.

      Other "specialty products" include three hypoallergenic products known as NAC (N-Acetyl-L-Cysteine), an antioxidant closely related to L-cysteine but more stable; Saw Palmetto Complex, which provides the highest quality standardized Saw Palmetto extract available combined with nutrients that complement its action; and Super Immuno Complex(TM), a daily high-potency nutritional supplement packet designed to boost the immune system, antioxidant and essential fatty acid status, and overall nutrition. NAC, when taken orally, raises blood and tissue cysteine levels. Cysteine is important for homeostasis, being a key antioxidant, a glutathione pre-cursor, and a natural source of sulfur for metabolism. Saw Palmetto extract is a lipophilic extract of saw palmetto berries, and is a superior product for prostate support.

      Nattokinase, an enzyme derived from boiled soybeans and BACILLUS NATTO, was added to the product line in 2002. Research has shown nattokinase to support the body in healthy blood coagulation and to support fibrinolytic activity.

VITAMIN B PRODUCTS

      B vitamins are water-soluble nutrients, which means that they are not stored in the body and do not remain in the body for very long. Therefore, B vitamins should be replenished daily. B vitamin insufficiencies can occur easily during periods of dieting, fasting, malabsorption, or consuming the Standard American Diet (SAD), which usually includes too many processed foods and excess sugar. Alcohol and drug intake, including antibiotics, also deplete levels of B vitamins.

      The B vitamins function in the body as co-enzymes: they assist the enzymes, our biological catalysts, in implementing the tens of thousands of biochemical reactions and metabolic pathways that are essential to life. Some of these enzyme functions include energy production, conversion of carbohydrates to glucose, and assisting other nutrients in the metabolism of fat and protein. In addition, B vitamins are essential to optimal functioning of the central nervous system, as the body uses B vitamins during the physiological response to stress and fatigue. Adequate levels of B vitamins are also especially important for the formation of healthy hair and skin, and optimal functioning of the eyes and liver. The B vitamins, potentially promoting efficient bowel functions, support the general muscle tone of gastrointestinal tract.

      Included in the B vitamin group are the following: B1 (thiamin), B2 (riboflavin), B3 (niacin), B5 (pantothenic acid), B6 (pyridoxine), B12 (cyanocobalamin), chlorine, inositol, PABA, orotic acid, pangameic acid, and B17 (laetrile). Biotin and folic acid are intimately involved in many of the same pathways, and are commonly regarded as semi-B vitamins.

      VITAMIN C PRODUCTS

      Vitamin C is the body's most important water-soluble antioxidant nutrient and is involved in a wide variety of biochemical reactions throughout the body. Included in its functions is the synthesis of collagen, the basis of all connective tissues, found in virtually every cell of the body. Vitamin C possesses antioxidant properties and because of its molecular structure, is able to donate hydrogen atoms from two hydroxyl positions to neutralize free radicals. In addition, the body uses Vitamin C during detoxification and inflammation processes, as well as immune system functions including: the production of white blood cells, histamine release and degradation, the reduction of glutathione and the metabolism and protection of several other nutrients. In combination with other nutrients, Vitamin C also supports the production of certain neurotransmitters.

      The Company has pioneered the development of Buffered Vitamin C products, and continues to offer the purest and least allergenic Vitamin C products available anywhere. In addition to its hefty content of ascorbic acid, our Buffered Vitamin C also supplies potassium and the macrominerals calcium and magnesium at approximately one half of the RDI per level teaspoon. Due to its generous complement of calcium (405 mg per teaspoon), supplementation with our Buffered Vitamin C may be desirable for individuals who do not regularly consume dairy products. Developed by Dr. Stephen Levine, our Buffered Vitamin C products are well tolerated by sensitive individuals. The latest addition to our Buffered Vitamin C products is a unique cassava root (of the potato family) source Buffered Vitamin C. All of our Buffered Vitamin C products are formulated with carbonates of potassium, calcium and magnesium, giving them an acid-alkaline buffering action (pH 7.0 in water), potentially improving bowel tolerance and minimizing hyperacidity.

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

      Nutritional Outlook reported in March 2003 that market growth had decreased significantly to 36% from 1999 to 2002, with the expectation that during the next few years the growth rate would reach a mature level of 56%. According to Nutritional Outlook, the U.S. nutrition industry in March 2003 was worth approximately $53 billion, divided into the following, primary segments:

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

      Nutritional Outlook reported in March 2004 that herb sales continued to slide (decreasing 13% overall), while category sales of vitamin products increased 46%, with unit sales increasing only 13%. Nutritional Outlook contributed the increase in category sales to sales of multivitamin products, stating that while multivitamins remained stable, single-category vitamins have not recovered from downslides in the prior year. Decline in sales of herbal products was attributed to bad or negative publicity, including publicity surrounding the effects of ephedra. Nutritional Outlook further reported a move by suppliers into "value-added" products, ingredients and functional food. Key Note reported in 2003 that negative factors affecting the industry included consumer skepticism over the need for VMS Products and possible adverse effects of taking overly large doses of some vitamins.

      The Key Note report indicated that new legislation from multiple regulatory bodies was expected to slow the launch of new products. According to Nutritional Outlook, legislation anticipated in 2003 will, most likely, be passed in 2004; including proposals on good manufacturing practices.

      Vitamins and nutritional supplements are sold through seven primary distribution channels: natural food and specialty retail (including health food stores and supplement/chain stores), mass-market retailers (drug store chains, supermarkets and other mass merchandisers), direct sales channels (including multilevel marketing and catalog distribution), e-commerce via the Internet, mail order, direct TV (for example, infomercials), and professionals. According to Nutritional Outlook, roughly 70% of all products are sold in retail outlets, including health food stores, supplement and/or chain stores, supermarkets, grocers and drug stores. The other 30% is sold either directly to consumers through catalogs, the Internet or television and radio advertising, as well as multilevel marketers. Although the 2003 Nutritional Outlook study showed only a small amount of product being sold through medical professionals and alternative-healthcare providers, practitioners were considered the highest-growth category "with potential as an untapped source of consumer access, especially with physicians." E-commerce was also listed as having high growth potential; however, the study states that this growth should cap out at about 4% of the industry by 2010.

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

      The industry has seen a consolidation of vitamin and supplement companies, with NBTY leading the way. NBTY, now the largest VMS company (with sales of $1.2 billion in 2003) in the United States, acquired Rexall Sundown in 2003. In addition, Nutraceutical International Corporation has acquired Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc. and Thompson Nutritionals, Inc. While the retail channel of distribution for vitamins and nutritional supplements has been consolidating, the vitamin and nutritional supplement industry remains fragmented.

COMPETITION

      Strong interest in nutritional supplements has resulted in a large number of competitors in the marketplace. We compete with large, nationally known manufacturers such as Country Life, NBTY, Nature's Way, Solgar, Country Life, Natrol, Twinlab (recently purchased by IdeaSphere, Inc.), Nature's Plus, Now Foods and Nutraceutical International Corporation, among others, as well as many smaller manufacturers and distributors of nutritional supplements. Private label products also provide competition to our products. Many of our competitors have greater access to capital and may be better able to withstand volatile market conditions. In addition to competition from other companies in the VMS Product sector, we experience competition from other sectors of the nutrition industry, including from the functional food sector. Functional foods include breakfast cereals, fortified breads, cholesterol-lowering margarines, and yogurt drinks, among others.

      We believe that the Company competes favorably with other VMS companies because of its reputation for the quality and efficacy of its products as well as for its comprehensive line of products. We offer approximately 200 different vitamin and nutritional supplement products with varying degrees of potency and in a variety of forms (including capsules, liquids, powders, softgels, tablets and creams). We believe that our ability to offer a broad range of high quality products with diversity of form and potency is an important factor in our ability to obtain market share in a highly competitive industry. In addition, we have identified professionals and distributors as our primary market, believing that we can build up our reputation for quality and efficacy through these sources rather than concentrating our efforts on mass market sales in competition with larger companies that have better resources and brand recognition even if many of their product lines are of lower quality than ours.

      Following are some brief descriptions of a few of our competitors, which more directly compete with us in the VMS Product sector:

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

      JARROW FORMULAS. Jarrow manufactures high quality products that are marketed in the retail market. We believe their products are of a higher quality than some of the mass-market product lines like Twinlab and KAL, and their products are generally priced a little lower than ours.

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

      The Company is also expanding into the field of research on pharmaceuticals and nutraceuticals. While we hope that this research will lead to discovery of new uses for herbs that may be incorporated into our existing products or used to develop new products, we will also market our research results to pharmaceutical companies for further research and clinical trials. It is our intention to obtain patents for our research, and to sell these patents to interested pharmaceutical companies. Due to the limited nature of our activities in the field of pharmaceutical and nutraceutical research, the Company will not perform clinical trials, and the identity and nature of our competitors is uncertain. However, we anticipate competition from pharmaceutical companies conducting internal research on new products as well as outside research groups, such as ClinTrials, that are hired by pharmaceutical companies to conduct research on their behalf.

MARKET STRATEGIES

      We have divided sales into multiple market channels:

            o Professional accounts - Physicians, nutritionists, chiropractors and health care professionals (35%).

            o Distributor accounts - Sales to distributors (to be resold to the professional or retail markets) (47%).

            o Retail accounts - Healthfood stores and direct sales to consumers (18%).

      The Company markets its products under two brand names, NutriCology(R) and Allergy Research Group(R). Both brands offer a complete range of products, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. The NutriCology(R) brand is sold to the retail market and the Allergy Research Group(R) brand to the professional market.

      The Company markets its products through the use of trade shows, direct marketing to physicians, nutritionists, chiropractors and health care professionals, contractual arrangements with distributors (who market the products themselves), advertising in trade magazines, radio shows in which Dr. Levine participates, direct sales to health food stores and pharmacies, and direct catalog sales to consumers. Our direct sales team currently consists of two contracted sales representatives covering critical territories and markets. These two sales representatives, combined with internal support staff, are focused on informing existing customers of our newest products. Through a combination of direct telemarketing, the Company's newsletter "Focus," and extensive market specific mailings, we anticipate increased sales over the next year.

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

      Prior to the enactment of DSHEA, dietary supplements were subject to the same regulatory requirements as other foods. Under DSHEA, manufacturers of dietary supplements became responsible for determining that the dietary supplements it manufactured are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. As a result, dietary supplements do not require approval from the FDA before they are marketed. Except where the manufacturer is introducing a new dietary ingredient, where pre-market review for safety data and other information is required, a manufacturer does not have to provide the FDA with this evidence either before or after it markets its products. In addition, dietary supplements do not require FDA registration prior to production or sale. As indicated above, the manufacturer does, however, have to notify the FDA if it intends to market a dietary supplement in the U.S. that includes a new dietary ingredient. In that case, the manufacturer must demonstrate why the ingredient is reasonably expected to be safe for use in dietary supplements unless the ingredient has already been recognized as a food substance and is present in the U.S. food supply.

      DSHEA has come under attack as a result of negative publicity surrounding some herbal products, such as ephedra, and new legislation is being proposed in both the Senate and House of Representatives that could result in significantly greater regulation of the VMS industry. At least one of the proposals would impose pre-market approval processes for dietary supplements. It is expected that the members of Congress will be asked to pass a bipartisan bill opening DSHEA up for modification sometime during 2004, and it appears likely that changes will be adopted. According to the March 2004 edition of Nutritional Outlook, the industry has formed a coalition comprised of dietary supplement manufacturers, industry trade associations and other supporters to help defeat challenges to DSHEA. At this time, we cannot predict with any certainty what those changes will be or the impact on the Company's business or results of operations.

      During March 2003, the FDA issued proposed current good manufacturing practice ("CGMP") regulations for dietary ingredients and dietary supplements. If adopted as proposed, the new rule would establish new standards or CGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The proposed rule also contains requirements for the design and construction of physical plants, and establishes quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rule includes requirements for maintenance of records and handling of consumer complaints related to the CGMPs.

      The proposed rule is designed to cover all types of dietary supplements. However, recognizing that the new rule, if adopted, would have a greater economic impact on small businesses, the FDA included a three-year phase-in period for small businesses. As a result, businesses with fewer than 500 employees would not be required to be in complete compliance with the new regulations until three years after they become effective. The proposed rule was available for public comment for five months (through August 11, 2003) with implementation of final regulations expected in 2004.

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

      Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only a limited number of health claims for dietary supplements. However, among other things, the DSHEA amended the NLEA for dietary supplements by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements, commonly referred to as "structure function" claims, may describe how particular nutritional supplements affect the structure, function or general well being of the body (e.g. "promotes your cardiovascular health").

      On November 18, 1998, the FTC published "Dietary Supplements: An Advertising Guide for Industry," a guide describing FTC policy governing dietary supplement advertising. The guide provides additional explanation but does not substantively change the FTC's policy requiring that product claims be truthful and supported by adequate substantiation as to the truthfulness of the claim.

      On March 19, 2003, the FDA issued new security guidance documents to ensure the safety and security of the U.S. food supply. The new guidance documents are designed to reduce the risk of tampering or other malicious, criminal or terrorist acts. The FDA also announced increased surveillance of domestic and imported foods. The guidance documents were issued in response to the increased risk of bioterrorism as a result of the "War on Terrorism" and the U.S. invasion of Iraq. The new guidance documents and heightened surveillance are part of Operation Liberty Shield, a comprehensive national plan designed to increase protections for U.S. citizens and infrastructure while maintaining the free flow of goods with minimal disruption to the economy or American way of life. The FDA guidance documents are not regulations and are not mandatory, but they do provide FDA recommendations, which are generally followed throughout the industry. It is unclear what, if any, impact compliance with the guidance documents by firms that produce, process, distribute, pack or transport food ingredients has had on the dietary supplement industry.

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

      Because we do not currently manufacture pharmaceuticals and nutraceutical products through the company, but only conduct literature work and patent applications for potential products, we do not currently anticipate application of regulations governing our activities in those fields. With respect to the manufacture of our vitamin and nutritional supplement products, our outside vendors are required to manufacture our products in accordance with all applicable governmental regulations, including Current Good Manufacturing Practices of the FDA.

EMPLOYEES

      As of the date of this report, the Company employs approximately 29 full-time and four part-time employees. The Company does not have any collective bargaining agreements with its employees and we believe our employee relations are good.

INTELLECTUAL PROPERTY

      Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has approximately 13 trademark registrations with the United States Patent and Trademark Office, including for Allergy Research Group(R) and NutriCology(R). We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, we have obtained no patents for our vitamin and nutritional supplement products.

ITEM 2.    DESCRIPTION OF PROPERTY

      Our main administrative office and warehouse, located in Hayward, California, are under a five-year lease, which commenced June 1, 1998. The lease contains a provision allowing for an increase in rent of 5% every 15 months. The property consists of approximately 25,440 square feet of office and warehouse space, of which approximately 5,500 square feet is office space and 19,940 square feet consists of warehouse space. The Company previously maintained a second warehouse for warehousing and packaging purposes, which was sublet during the period ended December 31, 2003, for $1,900 per month. This sublease was terminated as of June 30, 2003 when our lease was renegotiated to exclude this property and to extend the term one year. During February 2004 the lease was modified to extend the term to December 31, 2004 with an option to rent the building for three additional months. During fiscal years ended 2003 and 2002, the Company paid rent on its facilities of $313,987 and $368,300 respectively. Rental expense was offset by sublease income of $10,175 for 2003 and $91,520 for 2002 for total rent expense of $303,812 (2003) and $276,780(2002).

ITEM 3.   LEGAL PROCEEDINGS

      In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnified NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology had requested reimbursement of attorneys' fees, which were denied. NutriCology appealed that decision, and won. During 2003, the Company was paid $250,000 as part of the settlement. A lawyer who was previously representing Dr. Gonzales has asserted a lien against the settlement for 35% of the proceeds plus costs of $64,000. The Company is contesting the claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "ALRG." The following table sets forth the trading history of the Common Stock on the Over the Counter Bulletin Board and the Pink Sheets for each quarter of fiscal years end December 31, 2002 and 2003 as reported by Dow Jones Interactive or Yahoo Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                   Quarter          Quarter         Quarter
                   Ending             High            Low
                   ------             ----            ---
                  3/31/2002          $0.18           $0.091
                  6/30/2002          $0.18           $0.10
                  9/30/2002          $0.38           $0.15
                  12/31/2002         $0.345          $0.19
                  3/31/2003          $0.42           $0.17
                  6/30/2003          $0.64           $0.29
                  9/30/2003          $0.99           $0.40
                  12/31/2003         $0.92           $0.71
                  3/28/2004*         $0.73           $1.50

* Reflects partial period.

HOLDERS

      As of December 31, 2003, there were approximately 107 holders of record of the Company's Common Stock. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------
                           (a)                            (b)                        (c)
-------------------------------------------------------------------------------------------------------
Plan category              Number of                      Weighted-average           Number of
                           securities to be               exercise price of          securities
                           issued upon                    outstanding                remaining
                           exercise of                    options, warrants          available for
                           outstanding                    and rights                 future issuance
                           options, warrants                                         under equity
                           and rights                                                compensation plans
                                                                                     (excluding
                                                                                     securities
                                                                                     reflected in
                                                                                     column (a))
-------------------------------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders           513,250                        $0.88                      486,750
-------------------------------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders                 0                        $0.00                            0
-------------------------------------------------------------------------------------------------------
Total                      513,250                        $0.88                      486,250

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

     - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the years ended December 31, 2003 compared to 2002. A brief description is provided of transactions and events, including related party transactions, that impact the comparability of the results being analyzed.

     - LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2003.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

      Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products;
(ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing, demand for products, levels of trade inventories and availability of raw materials; (xiii) the success of product development and new product introductions into the marketplace; (xiv) slow or negative growth in the nutritional supplement industry; (xv) the departure of key members of management; (xvi) the ability of the Company to efficiently manufacture its products; (xvii) the effect of proposed legislation regarding the labeling, facilities and quality control of our products; (xviii) the effect of FDA guidance documents for increased inspections of food ingredients on the dietary supplement industry; (xix) the effect of the U.S. War on Terrorism and activities in Iraq; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission, and elsewhere in this report.

OVERVIEW

      BUSINESS DESCRIPTION. We strive to be an innovative leader in nutraceutical research and product formulation. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts and to retailers. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), liquids and creams. Our principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and our telephone number is (800) 545-9960.

      FUTURE OPERATIONS. The success of our future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand our position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) continue to improve upon our comprehensive e-commerce plan. We believe that our history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position us to be a long-term competitor in the vitamin and nutritional supplements industries.

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

      The Company is collaborating with several entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals. There is potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional- practitioners market is key to the successful introduction of unique products.

RESULTS OF OPERATIONS

      Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

      FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

      REVENUES. During the fiscal year ended December 31, 2003, we had net sales of $13,652,856, representing an increase of $968,443 from net sales of $12,684,413 during fiscal year ended December 31, 2002. The overall increase of 8% was driven by an increase in direct sales to retail customers of approximately 35% and an increase in sales to distributors of approximately 9%, while sales directly to professionals and health food stores showed modest increases. The increase in sales is primarily the result of the introduction of new products and effective marketing efforts.

      COST OF SALES. Cost of sales increased $236,163 to $7,823,958 for the year ended December 31, 2003, compared to $7,587,795 for the year ended December 31, 2002. The increase in cost of sales corresponds with the increase in sales. Gross profit margins increased approximately 2.5%, to approximately 42.7% for 2003, as a result of the higher margins associated with retail sales.

      OPERATING EXPENSES. Total operating expenses decreased by approximately $318,015 or 8% to $3,866,814 for the year ended December 31, 2003 from $4,184,829 for the year ended December 31, 2002, primarily attributable to the reduction in our outside sales staff, a new telephone contract which reduced telephone expense, a reduction in depreciation expense associated with fully depreciated assets that are still in good working condition, less reliance on outside consultants, and a reduction in legal fees associated with a settlement received on the NutriSupplies, Inc. case discussed at ITEM 3. These reductions in operating expenses were offset by increases in medical, workers compensation and liability insurance.

      INTEREST EXPENSE. Interest expense decreased approximately $30,304 for the year ended December 31, 2003, as compared to December 31, 2002, as a result of declining interest rates and because the line of credit was not used during 2003..

      INCOME TAXES. As of December 31, 2003, we recorded a deferred tax asset of $284,024 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2003, we had approximately $560,000 and $1,400,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the year 2019 (federal) and 2011 (state).

      NET INCOME. During the period ended December 31, 2003, we experienced net income of $1,643,770, as compared to net income of $997,862 for the period ended December 31, 2002. The increase is a reflection of the increase in sales, higher profit margins, a reduction in selling and general and administrative expenses, and the reduction of interest expense.

      EARNINGS PER SHARE. Earnings per share have increased to $0.11 per share for the year ended December 31, 2003, versus $0.07 per share for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      For the past four years combined we have generated net income of $3,233,165. We believe that we will continue to generate net income. We are currently financing our operations through cash generated by operating activities.

      FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

      Cash Flows

      OPERATING ACTIVITIES. Net cash flow provided by operating activities was $1,609,484 and $882,997 for the years ended December 31, 2003 and 2002, respectively. Net cash provided by operating activities for both years primarily reflects net income and changes in operating assets and liabilities, partially offset by non-cash expenses.

      INVESTING ACTIVITIES. Net cash flows provided by investing activities during 2003 was $3,314 primarily resulting from repayments from officers for an outstanding loan, offset by purchases of computer equipment and copy machines. Net cash flows used in investing activities during 2002 was $35,767 and was related to purchases of an automobile, computer software and miscellaneous office equipment; repayments from officers offset these expenditures.

      FINANCING ACTIVITIES. Net cash flows used in financing activities during 2003 and 2002 was $248,271 and $706,727, respectively, consisting primarily of purchases of treasury stock and repayments on the line of credit (2002) and capital lease obligations. During 2003, stock options were exercised yielding cash proceeds of $8,000.

      COMMON STOCK REPURCHASE PROGRAM. On May 3, 2002, we announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of its common stock in open market transactions, from time to time, during the succeeding two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Since the inception of the plan through December 31, 2002, the Company repurchased 383,250 shares of common stock for $81,573. On May 12, 2003, options for all of the repurchased shares of common stock were granted to employees under the 1998 Stock Option Plan. During December 2003, we repurchased 250,000 shares of common stock from our chief executive officer for $207,500. We plan to use these shares to provide additional stock options to key employees for incentive purposes.

      Current Financial Condition/Risk Analysis

      At December 31, 2003, the Company had positive working capital of $3,503,764, compared to working capital at December 31, 2002 of $1,873,215. Working capital more than doubled year over year as a result of our cash flows generated from operating activities, which has significantly increased our cash position and allowed us to minimize outstanding liabilities. We have been successful in paying down our outstanding debt as a result of overall decreased operating expenses and increased revenues. Substantially all of our current liabilities are due within 60 days or less and approximately 97% of our accounts receivable are due within 60 days or less. We have focused our cash management efforts on actively managing our receivables and payables. We finance our inventory and accounts receivable through income from operations. We have a line of credit available if income from operations should fail to provide the financing needed. If customer demand should drop off due to such factors as pricing pressures imposed by competitors, customer bankruptcies or some other unforeseen circumstances, our access to funds may be restricted.

      During 2003, we experienced a concentration of approximately 58% of our manufacturing with four separate vendors (concentration ranging from 28% to 9% with each individual vendor.) We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that we have good relations with all of our current manufacturers and suppliers. However, we believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

      Approximately 12% of our total sales in 2003 were attributable to a single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sell directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales.

      Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include the Company's ability to operate profitably, to recruit and train management and personnel, and to compete with other, better capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and, in addition, we have available net operating loss carryforwards of approximately $560,000 (federal) and $1,400,000 (state) to offset future taxable income.

      The U.S. economy in general is being adversely affected by past terrorist activities and the threat of future activities, the War on Terrorism and current military actions in Iraq, Afghanistan and Haiti. Any economic downturn resulting from such activities could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. In addition, in response to these activities and potential activities, on March 19, 2003, the FDA issued four new security guidance documents designed to step-up the inspection of foods and food ingredients entering or present within the U.S. Although these guidance documents are not mandatory, they represent the recommendations of the FDA, which are generally followed in the food industry. As yet, it is unclear what effect, if any, the compliance with these guidance documents by members of the food industry has had on the dietary supplement industry. Certain dietary ingredients may also represent food ingredients that are subject to these types of inspections. Although the guidance documents are part of Operation Liberty Shield, which is designed to minimize impact to the economy, the increased surveillance of domestic and imported foods may result in delays and/or increased expenses in the food industry and indirectly affect our business operations.

      In addition, during March 2003, the FDA issued proposed current good manufacturing practice (CGMP) regulations for dietary ingredients and dietary supplements. If adopted as proposed, the new rules would establish new standards or CGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The proposed rule also contains requirements for the design and construction of physical plants, and establishes quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rule includes requirements for maintenance of records and handling of consumer complaints related to the CGMPs.

      The proposed rule is designed to cover all types of dietary supplements. However, recognizing that the new rule, if adopted, would have a greater economic impact on small businesses, the FDA included a three-year phase-in period for small businesses. As a result, businesses with fewer than 500 employees would not be required to be in complete compliance with the new regulations until three years after they became effective. If the proposed rule is adopted as proposed, we will attempt to spread the implementation expenses across the three-year phase-in period and may incur some of these expenses during the next twelve months of operations.

      CONTRACTUAL OBLIGATIONS. Our Contractual Obligations and Commercial Commitments are detailed below:

  -----------------------------------------------------------------------------------------------------------------
                                                             Payments Due by Period
                              -------------------------------------------------------------------------------------
                                                     Less
         Contractual                                 Than 1               1-3             4 - 5         After 5
         Obligations                Total             Year               Years            Years          Years
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Line of Credit (1)
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Capital Lease
  Obligations
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Operating Leases                   $280,827           $271,017              $9,810
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Total Cash Contractual
  Obligations                        $280,827           $271,017              $9,810
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------

      (1) This represents our borrowings under the line of credit with Merrill Lynch, which had a zero balance as December 31, 2003 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of December 31, 2003, the interest rate on the line of credit was 3.878% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if we were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

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

      We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements.

      INCOME TAXES

        SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. Our deferred tax asset on the consolidated balance sheet is recognized primarily as a result of net operating loss carryforwards. In the event that the Company did not generate any taxable income within the next year, the asset would be overstated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. This asset represents approximately 6% of total assets at December 31, 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the our financial statements:

            JANUARY 2003 - Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

            APRIL 2003 - SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.

            MAY 2003 - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

ITEM 7.   FINANCIAL STATEMENTS

      Please see our audited consolidated financial statements for the period ended December 31, 2003, as compared to the period ended December 31, 2002, attached hereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer, who is also the principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

     The management and directors of the Company's business activities are under the control of its Board of Directors. Our Chief Executive Officer, Stephen Levine, Ph.D., manages the Company's daily operations along with our President, Manfred (Fred) Salomon. The Company currently has three directors. The following table provides information regarding each of our officers and directors, including positions held.

NAME                                  POSITION HELD(1)
----                                  -------------
Stephen Levine, Ph.D.                 Chief Executive Officer, Chief Financial
30806 Santana Street                  Officer, and Chairman of the Board
Hayward, CA 94544

Manfred (Fred) Salomon                President
30806 Santana Street
Hayward, CA  94544

Susan Levine                          Vice-President, Secretary, Director
30806 Santana Street
Hayward, CA 94544

Ed Kane(1)                            Director
45 Reese Road
Millville, NJ 08332

         (1) Mr. Kane acts as an independent director for the Company.

      The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

      STEPHEN LEVINE, PH.D. (54) has served as the Company's Chief Executive Officer from December 1997 to January 1999 and recommenced service to the Company in that capacity in January 2000, upon resignation of the interim CEO. Dr. Levine has been Chairman of the Board and a Director of the Company since December 1997. In January 2001, Levine was appointed Chief Financial Officer of the Company. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. He now serves as Chairman of the Board of Directors, as well as being employed as the Chief Executive Officer. Dr. Levine is the author of AntiOxidant Adaptation, Its Role in Free Radical Pathology. Dr. Levine is the husband of Susan Levine, who acts as Vice-President of the Company.

      FRED SALOMON (65) has served as President since August 12, 2003. He was hired in 2002 to fill the role of Director of Operations. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry, where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. For the last 20 years, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

      SUSAN LEVINE (50) has served as the Secretary, Director, and Vice-President to the Company since December 1997. Mrs. Levine resigned her board membership temporarily between January 1999 and January 2000. Since 1980, Mrs. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of the Company. Prior to working for the Company, Mrs. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

      ED KANE (76) was appointed to the Company's Board of Directors on November 8, 2000. From 1955 to present, Mr. Kane has acted as the sole owner and chief executive officer of Kane Steel, a company that has current gross sales of $25 million and over 120 employees. Mr. Kane also started K-TRON International ("KTII") in 1964. KTII was the first to digitize weigh feeding, which is a system used to continuously weigh and feed material for the process industries. KTII is listed on the over-the-counter market and is a $120 million company today, with plants in Switzerland and the United States. In addition, Mr. Kane started K-FLOW International ("KFI") in 1980 to manufacture a patented mass flow meter. KFI was merged into the instrument division of the Swiss firm Asea Braun Bavari in 1991. Expanding into the health field ten years ago, Mr. Kane and his wife Patricia, a Ph.D., founded BodyBio Corporation, a specialized laboratory analysis service utilized by physicians worldwide in interpreting blood test results. Mr. Kane is currently the chief executive officer of BodyBio Corporation. Mr. Kane has been a student of science and medicine for most of his adult life, and holds a degree from Temple University. Mr. Kane's particular focus has been on fatty acid metabolism. He has been a visiting professor at the Wharton School of Business in Philadelphia and instructs physicians in a biomedical course on lipid metabolism five times yearly. Mr. Kane holds several U.S. patents on steel structures, instrumentation and biochemistry. The city of Millville, New Jersey recognized Mr. Kane as one of the three leading industrialists of the last half century.

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

      LUBA VOLOSHKO, PH.D. has served as Director of Quality Control to the Company since 1998. Dr. Voloshko came to the Company with a Ph.D. in chemistry from the Moscow University of Chemical Technology. Dr. Voloshko was the Chemical Department Chief at the Laboratory of Forensic Science in Riga Latvia for twelve years from 1984 through 1997 before coming to the U.S. Dr. Voloshko keeps abreast of all FDA regulations related to the nutritional supplement industry, conducts random and specific product and material testing, oversees the receipt and release of all raw materials and finished goods, and reviews product labeling for accuracy.

      ELISE ZURLO, CNC, has served as the Managing Editor for the Company newsletter FOCUS since 2000. Ms. Zurlo also produces and/or coordinates all of the Company's marketing materials. She has been with the Company since 1998, working closely with Dr. Levine on a variety of research, development, and writing projects, and continues to do so. Ms. Zurlo had a successful private nutrition practice in San Rafael, California, for a number of years before joining the Company. She holds a Bachelor's of Fine Arts degree from New York University, and a Clinical Nutritionist Certification from the Institute for Educational Therapy, Cotati, California.

MEDICAL ADVISORY BOARD

      The Company has a Medical Advisory Board, currently consisting of the following members:

      DR. JEFFRY ANDERSON. Dr. Anderson is Medical Advisory Board co-chairman with Dr. Stephen Levine. Dr. Anderson also carries on a Marin County based medical practice. Dr. Anderson consults with Dr. Levine to develop state of the art designer supplements the Company is known for originating. Prior to his consulting work with the Company, Dr. Anderson was in private practice in Marin County for approximately 25 years. He has been working with Dr. Levine for approximately the past ten years, at the same time acting as a consulting physician for other companies. He is best known for his ground-breaking work in the fields of Chronic Fatigue Syndrome and Fibro Mialgia. Dr. Anderson was one of the first Bay Area Physicians to focus on the causes of Chronic Fatigue. His extensive work in immune system dysfunctions makes him the perfect choice to help head up the Company's Medical Advisory Board. Dr. Anderson received his M.D. from the Indiana University School of Medicine in 1969.

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

      Our success is substantially dependent upon the efforts of Dr. Stephen Levine. The loss of Dr. Levine, whom we regard as the Company's visionary, could have a material adverse effect on the Company if a suitable replacement were not found. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel, and the competition for such personnel is intense.

      The Company currently does not have an audit committee. Our independent director, in consultation with our outside auditing firm, reviews the audited financial statements annually.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, all reports which were required to be filed by our directors, officers or principal shareholders during 2003 under Section 16(a) of the Securities Exchange Act of 1934, were timely filed with the exception of Form 3 due to be filed by our President following his appointment to the office on August 12, 2003. The filing was inadvertently missed and filed on February 25, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

     The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                                                   SUMMARY COMPENSATION TABLE
                                                                         Long Term Compensation
                                                                  --------------------------------------
                                      Annual Compensation                   Awards             Payouts
                               ---------------------------------- --------------------------- ----------
                                                        Other                     Securities
                                                        Annual      Restricted      Under-                All Other
                                                        Compen-       Stock         lying       LTIP       Compen-
Name and Principal               Salary      Bonus      sation       Award(s)      Options     Payouts     sation
Position               Year        ($)        ($)         ($)          ($)           (#)         ($)       ($) (1)
-------------------- --------- ---------- ----------- ----------- ------------ -------------- ---------- -----------
Stephen Levine, CEO  2001        225,246                                                                     17,355
                     2002        250,000      90,000                                                         16,505
                     2003        299,846                                                                     10,890

Manfred (Fred)       2001
Salomon,             2002(2)      43,077      25,000
President            2003        112,308     100,000                                  98,250                  3,923

Susan Levine,        2001        129,981                                                                      6,751
Secretary            2002        141,940      50,000                                                          7,500
                     2003        179,255                                                                      8,743

      (1) Includes matching funds contributed under the Company's 401(K) Plan, auto allowances (2001-2002) and premiums paid on Officer Life Insurance and disability policies.
      (2) Mr. Salomon began working for the Company on July 15, 2002 as the Director of Operations. He was appointed President on August 12, 2003.

During the last fiscal year ended December 31, 2002, we did not grant any stock options to executive officers. Options granted in 2003 are included in the table below:

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Name                      Number of              % of Total
                          Securities             Options/SAR's
                          Underlying             Granted to
                          Options/SARs           Employees in            Exercise or Base       Expiration
                          Granted (#)            Fiscal Year             Price ($/Sh)           Date
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Manfred Salomon           98,250                 26%                     $.40 per share         05/12/2008
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

The following table is intended to provide information as to the number of stock options exercised by each of the executive officers listed above, the value realized upon exercise of such options, and the number and value of any unexercised options still held by such individuals.

                                                                        Number of
                                                                        Securities            Value of
                                                                        Underlying            Unexercised
                                                                        Unexercised           In-the-Money
                                                                        Options/SARs at       Options/SARs at
                                                                        FY-End (#)            FY- End ($)

                           Shares Acquired on                           Exercisable/          Exercisable/
Name                       Exercise (#)           Value Realized ($)    Unexercisable         Unexercisable
-------------------------- ---------------------- --------------------- --------------------- ----------------------
Susan Levine                                   0                     0       150,000/0               0/0(1)
Manfred Salomon                                0                     0        98,250/0             37,335/0(2)

      (1) In 1999, the Company issued options to purchase 150,000 shares of Common Stock to Susan Levine as compensation for her services as an officer of the Company. These options are exercisable for an exercise price of $2.00 per share and expire on January 26, 2004.
      (2) On May 12, 2003, the Company issued options to purchase 98,250 shares of Common Stock to Manfred Salomon under the Company's 1998 Incentive Stock Option Plan. These options can be exercised for $.40 per share and were fully vested on the grant date. The options expire on May 12, 2008.

REMUNERATION PAID TO DIRECTORS

      No remuneration was paid to the Company's directors during its fiscal year ended December 31, 2003.

EMPLOYMENT AGREEMENTS

      The Company does not have a current employment agreement with its Chief Executive Officer or President.

EMPLOYEE BENEFITS

      1998 INCENTIVE STOCK OPTION PLAN. The Company's Board of Directors and shareholders adopted the 1998 Incentive Stock Option Plan on July 10, 1998 and reserved an aggregate of 1,000,000 shares of Common Stock for grants of stock options under the plan. The purposes of the 1998 Incentive Stock Option Plan are
(a) to attract and retain the best available people for positions of substantial responsibility and (b) to provide additional incentives to the employees of the Company and to promote the success of the Company's business.

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

      RULE 401(K) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain limitations, and the Company will match 50 percent of an employee's contribution. The Company will not match before tax contribution amounts in excess of 6% of the employee's compensation. Total provisions with respect to these plans approximated $33,000 and $43,600, for the years ended December 31, 2002 and 2003, respectively.

      CAFETERIA PLAN. In May 1999, the Company adopted the NutriCology, Inc./Allergy Research Group, Inc. Cafeteria Plan pursuant to section 125 of the Internal Revenue Code ("Cafeteria Plan"), retroactive to January 1999. Eligible employees may contribute a portion of their upcoming pay to special funds or accounts to pay for certain benefits under the Cafeteria Plan, including health care reimbursement, day-care assistance and insurance premiums on health care insurance programs. Ordinarily, these expenses would be paid with out-of-pocket, taxable dollars. Under the Cafeteria Plan, the amounts contributed are not subject to Federal income or Social Security taxes. Employees may submit requests for reimbursement of these expenses to the administrator of the Cafeteria Plan, BenefitStreet.com, at any time during a plan year. At the end of each plan year, the employees will forfeit any unspent monies unless requests for reimbursement are made no later than 60 days after the end of the year. We will automatically contribute enough of the employee's compensation to pay for insurance coverage provided under our health plan; however, it is up to the employee to determine the amount of any additional contributions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2003 concerning the beneficial ownership of our common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

------------------------------ ----------------------------------- ---------------------------- --------------------
                                 Name and Address of                  Amount and Nature of          Percent of
Title of Class                    Beneficial Owner                    Beneficial Ownership          Class(1)(2)
------------------------------ ----------------------------------- ---------------------------- --------------------
$.001 par value                Stephen A. Levine, Ph.D.
common stock                   30806 Santana Street                              10,113,250             71%(3)
                               Hayward, CA 94544

$.001 par value                Susan D. Levine
common stock                   30806 Santana Street                              10,263,250(4)          71%
                               Hayward, CA 94544

$.001 par value                Manfred Salomon                                       99,750(5)          .7%
common stock                   30806 Santana Street
                               Hayward, CA  94544

$.001 par value                Officers and Directors as a group                 10,114,750             70%
common stock

(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2003, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person.
(2)   Percentages are based on 14,492,105 shares outstanding on March 8, 2004.
(3) Represents shares held jointly with the Company's Secretary, Susan D. Levine, as community property. Percentage calculation includes currently vested options held by Susan D. Levine.
(4) Includes 10,113,250 shares held jointly with our Chief Executive Officer, Stephen A. Levine, and options to purchase 150,000 shares of common stock at an exercise price of $2.00 per share which are fully vested.
(5) Includes options to purchase 98,250 shares of common stock at an exercise price of $.40 per share which are fully vested.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Stephen Levine, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Secretary, are husband and wife.

      Stephen and Susan Levine loaned NutriCology approximately $286,000 prior to its reverse acquisition by the Company in 1998. The loan has been offset and exceeded by advances made to the Levines between 1997 and 1999, seventy-three percent (73%) of which were made prior to the reverse acquisition. Each advance has been made as a non-interest bearing, due on demand loan on the books of the Company. Interest (8% per annum) has been accrued and paid on these loans in the amount of $5,137 and $8,723 for the years ended December 31 2003 and December 31, 2002, respectively. The Company's audited financial statements indicate that as of December 31, 2003 and 2002, the amounts due from Dr. Levine were $55,730 and $127,691, respectively.

      In 1999 Dr. Levine stepped down from his CEO position to focus on the development of new products. He and his wife, Susan Levine, formed Inventive Biomedical, LLC, a California limited liability company ("IBM"), as a research and development firm. As of December 31, 2003 and 2002, IBM owes the Company $5,000 and $15,750, respectively. On January 1, 2004, the Company purchased IBM's inventory for $7,577, after netting the amount due, the Company paid IBM $2,577.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

ITEM                                                                    EXH. NO.
----                                                                    --------

Registrant's Articles of Incorporation*                                   3.1
Registrant's Articles of Amendment to Articles of Incorporation
  dated January 15, 1998*                                                 3.2
Registrant's Bylaws*                                                      3.3
Form of Common Stock Certificate*                                         4.1
Form of Non-Qualified Stock Option*                                       4.2
Form of Incentive Stock Option*                                           4.3
Form of Common Stock Purchase Warrant*                                    4.4
1998 Stock Option Plan*                                                   4.5
Subsidiaries of the Registrant                                           21
License Agreement between Registrant and Jim Cassidy dated
  March 21, 2000*                                                        10.1
Option Agreement between Registrant, Dr. Ba Hoang and
  PhytoPharm PLC*#                                                       10.2
Loan and Security Agreement between Registrant and Aerofund
  Financial, Inc.*                                                       10.3
Code of Business Conduct and Ethics**                                    10.4
Consent of Independent Auditor                                           23.1
Haight-Ashbury Free Medical Clinic Design Research Survey*               99.1
Certificate of Stephen A. Levine Pursuant to Section
      1350 of Chapter 63 of Title 18 U.S. Code                           99.2

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-27227).
** Incorporated by reference to the corresponding Exhibit previously filed with Registrant's Form 10-KSB on March 31, 2003.
# Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and separately filed such exhibit with the Commission in conjunction with the filing of its registration statement of Form 10-SB.

(b)   Form 8-K Reports

           None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

     The firm of Clancy and Co., P.L.L.C. served as the Company's independent public accountants for the years ended December 31, 2003 and 2002. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

     Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

     The aggregate fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2003 was $40,050 and December 31, 2002 was $37,315.

Audit-Related Fees

     None.

Tax Fees

     The aggregate fees billed for tax compliance rendered by our independent auditors for the years ended December 31, 2003 was $5,000 and December 31, 2002 was $6,900. The services comprising these fees include tax consulting and submitting the tax return.

All Other Fees

     None.

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Independent Auditors' Report.......................................       F-2

Consolidated Balance Sheet ........................................       F-3

Consolidated Income Statements.....................................       F-4

Consolidated Statements of Changes in Stockholders' Equity.........       F-5

Consolidated Statements of Cash Flows..............................       F-6

Notes to Consolidated Financial Statements.........................   F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Allergy Research Group, Inc.

We have audited the accompanying consolidated balance sheet of Allergy Research Group, Inc., a Florida Corporation, and Subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for two preceding years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003, and the consolidated results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States of America.



Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 12, 2004

                        ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 2003

ASSETS
------
Current assets
   Cash and cash equivalents                                                  $ 1,704,529
   Accounts receivable, net of allowance for doubtful accounts of $54,000         677,947
   Inventories (Note 3)                                                         1,596,727
   Prepaid expenses and other current assets                                       98,106
   Deferred tax assets (Note 11)                                                  284,024
                                                                              ------------
Total current assets                                                            4,361,333
                                                                              ------------

Property and equipment, net (Note 4)                                              235,423
                                                                              ------------

Other assets
   Security deposit                                                                18,019
   Related party receivables - due from officers (Note 2)                          55,730
   Intangible assets, net of amortization of $24,177 (Note 5)                      17,386
                                                                              ------------
Total other assets                                                                 91,135
                                                                              ------------

TOTAL ASSETS                                                                  $ 4,687,891
                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                                           $   460,841
   Accrued expenses (Note 6)                                                      262,320
   Income taxes payable (Note 11)                                                 134,408
                                                                              ------------
Total Current Liabilities                                                         857,569
                                                                              ------------

Commitments and Contingencies (Note 12)                                                --

Stockholders' equity
Preferred Stock: $0.25 par value, authorized: 1,000,000
     issued and outstanding:  None                                                   None
Common stock: $0.001 par value, authorized shares: 100,000,000;
     issued: 15,105,355, outstanding: 14,492,105                                   15,105
Additional paid-in capital                                                      1,145,120
Retained earnings                                                               2,954,913
Less:  treasury stock, at cost (613,250 shares)                                  (284,816)
                                                                              ------------
Total stockholders' equity                                                      3,830,322
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 4,687,891
                                                                              ============

        The accompanying notes are an integral part of these financial statements.

                                           F-3

                      ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED INCOME STATEMENTS
                     FOR THE YEARS ENDED DECMEBER 31, 2003 AND 2002

                                                             2003              2002
                                                        -------------     -------------
Net sales                                               $ 13,652,856      $ 12,684,413
Costs of sales                                             7,823,958         7,587,795
                                                        -------------     -------------
Gross margin                                               5,828,898         5,096,618
                                                        -------------     -------------

Operating expenses
   Selling, general and administrative                     3,612,034         3,924,080
   Research and development                                  254,780           260,749
                                                        -------------     -------------
Total operating expenses                                   3,866,814         4,184,829
                                                        -------------     -------------

Earnings from operations                                   1,962,084           911,789
                                                        -------------     -------------

Other income (expense)
   Interest income                                            11,249             9,013
   Interest expense                                           (1,170)          (31,474)
                                                        -------------     -------------
Total other income (expense)                                  10,079           (22,461)
                                                        -------------     -------------

Earnings before income taxes                               1,972,163           889,328

Provision for (benefit from) income taxes (Note 11)          328,393          (108,534)
                                                        -------------     -------------

Net earnings available to common stockholders           $  1,643,770      $    997,862
                                                        =============     =============

Basic earnings per share                                $       0.11      $       0.07
                                                        =============     =============

Diluted earnings per share                              $       0.11      $       0.07
                                                        =============     =============

Basic weighted-average shares outstanding                 14,713,489        14,943,322
                                                        =============     =============

Diluted weighted-average shares outstanding               14,954,107        14,943,322
                                                        =============     =============

       The accompanying notes are an integral part of these financial statements.

                                          F-4

                                             ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                   COMMON        COMMON      ADDITIONAL     RETAINED
                                      PREFERRED    STOCK         STOCK        PAID-IN       EARNINGS       TREASURY
                                        STOCK      SHARES        AMOUNT       CAPITAL      (A DEFICIT)       STOCK         TOTAL
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2000                 --    15,055,355   $    15,055   $ 1,133,927   $   (13,276)   $        --    $ 1,135,706
Common stock issued for services           --        50,000            50         7,450            --             --          7,500
Net earnings                               --            --            --            --       326,557             --        326,557
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2001                 --    15,105,355        15,105     1,141,377       313,281             --      1,469,763
Repurchase of common stock
   [383,250 shares]                        --            --            --            --            --        (81,573)       (81,573)
Net earnings                               --            --            --            --       997,862             --        997,862
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2002                 --    15,105,355        15,105     1,141,377     1,311,143        (81,573)     2,386,052
Repurchase of common stock
   - [250,000 shares]                      --            --            --            --            --       (207,500)      (207,500)
Exercise of employee stock options
     [(20,000 shares)]                     --            --            --         3,743            --          4,257          8,000
Net earnings                               --            --            --            --     1,643,770             --      1,643,770
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2003                 --    15,105,355   $    15,105   $ 1,145,120   $ 2,954,913    $  (284,816)   $ 3,830,322
                                     ===============================================================================================

                             The accompanying notes are an integral part of these financial statements.

                                                                F-5

                             ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              2003           2002
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net earnings                                                              $ 1,643,770    $   997,862
                                                                          ------------   ------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                            171,254        224,295
     Increase (decrease) in the allowance for doubtful accounts                   116        (36,329)
     Change in deferred taxes                                                 120,061       (183,625)
Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                (86,506)       (20,344)
    (Increase) decrease in inventories                                          4,892        (42,486)
    (Increase) decrease in prepaid expenses and other current assets           21,163         47,898
    (Increase) decrease in security deposits                                   11,711         (8,320)
     Increase (decrease) in accounts payable                                 (282,928)      (272,258)
     Increase (decrease) in accrued liabilities                               (57,742)       106,451
     Increase (decrease) in income taxes payable                               63,693         69,853
                                                                          ------------   ------------
Total adjustments                                                             (34,286)      (114,865)
                                                                          ------------   ------------
Net cash flows provided by operating activities                             1,609,484        882,997
                                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Acquisition of property and equipment                                      (68,187)       (46,227)
   Expenditures for intangible assets, trademarks                                (460)          (650)
   Repayments from officers                                                    71,961         11,110
                                                                          ------------   ------------
Net cash flows provided by (used in) investing activities                       3,314        (35,767)
                                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Purchases of treasury stock                                               (207,500)       (81,573)
   Exercise of employee stock options                                           8,000             --
   Repayments on line of credit                                                    --       (570,064)
   Repayments on capital lease obligations                                    (48,771)       (55,090)
                                                                          ------------   ------------
Net cash flows used in financing activities                                  (248,271)      (706,727)
                                                                          ------------   ------------

Increase in cash and cash equivalents                                       1,364,527        140,503
Cash and cash equivalents, beginning of year                                  340,002        199,499
                                                                          ------------   ------------
Cash and cash equivalents, end of year                                    $ 1,704,529    $   340,002
                                                                          ============   ============

CASH PAID FOR:
   Interest                                                               $     1,170    $    31,474
                                                                          ============   ============

   Income taxes                                                           $   143,035    $     2,462
                                                                          ============   ============

              The accompanying notes are an integral part of these financial statements.

                                                 F-6

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

DESCRIPTION OF BUSINESS

Allergy Research Group, Inc. (the "Company"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, Nutricology, Inc. has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. Nutricology, Inc. was acquired by the Company in February 1998. The Company is headquartered in Hayward, California and the Company's shares are traded on the Over The Counter Bulletin Board.

The Company distributes its products through distributors to medical and professional accounts and to retailers. The Company develops, contract manufactures, markets and sells branded and private label products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. The Company offers a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. The Company's products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), liquids and creams. Approximately 75% of the Company's products, consisting of capsules and tablets, are packaged in-house. The Company's liquid and powder products are packaged by outside vendors and manufacturers. The Company is expanding into the field of research on pharmaceuticals and nutraceuticals and continues to add new products to its existing product line.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD - The Company uses the accrual method of accounting for financial statement and tax return purposes.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Allergy Research Group, Inc. (a Florida corporation) and its wholly-owned subsidiary, Nutricology, Inc. (a California corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS SEGMENT INFORMATION - The Company operates in one industry segment, that being developing, marketing and distributing natural nutritional supplements. The Company's sales are primarily to distributors and health care professionals throughout the United States. The Company has one customer that accounts for more than 12% of its sales, or approximately $1,600,000 in sales.

USE OF ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK - Concentration of credit risk includes cash, sales, purchases and product as follows:

(a) Cash - The Company maintains cash balances at financial institutions in excess of $100,000, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

(b) Sales - The Company has one customer that accounts for approximately 12% of its sales (2002: 11%) and two (2002: one) customer(s) that individually account for more than 10% of its total accounts receivable.

(c) Purchases - The Company purchases raw materials and uses outside vendors for the manufacture of its products. The Company has three (2002: one) vendor(s) that individually accounts for more than 10% of its total vendor purchases, representing approximately 49% (2002: 31%) of the Company's manufacturers and suppliers of raw materials.

(d) Product - The Company has two products that individually account for more than 10% of its sales dollars.

INVENTORIES - Inventories consist of raw materials and finished goods. Raw materials consist of bulk product that has not been mixed or encapsulated. Finished goods consist of product that has been encapsulated or made into tablet form and that has been packaged for sale. Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.

PROPERTY AND EQUIPMENT - Property and equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred.

LONG-LIVED ASSETS - Long-lived assets, such as property and equipment, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

REVENUE RECOGNITION - Revenue is recognized when the product is shipped, net of an allowance for estimated returns, and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses. Revenues are presented net of returns and allowances. Sales returns and allowances for 2003 were $1,286,389 (2002: $1,151,289).

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURN ALLOWANCES - The Company presents accounts receivable, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

COST RECOGNITION - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs for 2003 were $254,780 (2002: $260,749).

ADVERTISING COSTS - Advertising costs are expensed as incurred and amounted to $59,920 for 2003 (2002: $73,681).

INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123 only.

CAPITAL STRUCTURE - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. Treasury stock is shown at cost.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued the following new accounting pronouncements during 2003:

Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 does not have any impact on the financial position or results of operations of the Company.

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


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

DUE FROM OFFICERS - These loans represent a series of noninterest bearing advances primarily during 1997 and a final advance during 1999 to the CEO. The advances began accruing interest in 2000 at the rate of 8% per annum. The amount due from officers at December 31, 2003 was $55,730. All accrued interest has been paid to date.

COMMON STOCK REPURCHASE - During 2003, the Company repurchased 250,000 shares of common stock from its Chief Executive Officer for $207,500. The transaction was consummated on terms equivalent to those that prevail in arm's-length transactions.


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:

Raw materials                                       $      870,439
Finished goods                                             724,913
Supplies                                                    51,375
Reserve for obsolescence                                   (50,000)
                                                    ---------------
Total                                               $    1,596,727
                                                    ===============

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:

Machinery and equipment                             $      725,264
Office equipment                                           230,084
Vehicles                                                    67,762
Furniture and fixtures                                     185,873
Computer equipment                                         228,438
Computer software                                           71,509
Leasehold improvements                                      99,204
                                                    ---------------
Total                                                    1,608,134
Less accumulated depreciation                           (1,372,711)
                                                    ---------------
Net book value                                      $      235,423
                                                    ===============

Depreciation expense charged to operations for 2003 was $165,669 (2002:
$218,895).


NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consists of the following:

Trademarks, gross carrying amount                   $       28,383
Accumulated amortization                                    24,177
                                                    ---------------
Net book value                                               4,206
Customer lists, not subject to amortization                 13,180
                                                    ---------------
                                                    $       17,386
                                                    ===============

Amortization expense charged to operations for 2003 was $5,585 (2002: $5,400). The remaining aggregate amortization expense for 2004 is $4,206.


NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following:

Accrued settlement fee (Note 11)                    $      151,500
Accrued expenses                                            62,630
Accrued vacation                                            34,879
Accrued payroll                                              7,108
Accrued sales tax
                                                             6,204
                                                    ---------------
                                                    $      262,321
                                                    ===============


NOTE 7 - PROFIT SHARING PLAN
----------------------------

The Company has a defined contribution plan, which covers substantially all employees. The Company's contributions to the plan are made at the sole discretion of the Company's Board of Directors. Contributions to the plan for 2003 were approximately $44,000 (2002: $33,000).

NOTE 8 - TREASURY STOCK AND COMMON STOCK REPURCHASE PROGRAM
-----------------------------------------------------------

On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company may repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time, during the next two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market will provide shares for issuance to employees under stock option and stock purchase plans. Since inception of the plan through December 31, 2003, the Company repurchased 383,250 shares of common stock for $81,573. On May 12, 2003, all of the repurchased shares of common stock were granted to employees under the 1998 Stock Option Plan. During December 2003, the Company repurchased 250,000 shares of common stock from its Chief Executive Officer for $207,500. The Company plans to provide these shares for issuance to employees under stock option and stock purchase plans. Total shares held in treasury are 613,250 of which 363,250 shares remain unexercised under stock option grant agreements.


NOTE 9 - EARNINGS PER SHARE
---------------------------

Basic earnings per share ("EPS") is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options. Total potential common shares not included in the computation of dilutive EPS for both periods presented was 150,000 shares because their impact would be antidilutive based on current market prices.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31, 2003 and 2002:

                                                           2003         2002
                                                       ------------ ------------

NUMERATOR: net earnings                                $ 1,643,770  $   997,862

DENOMINATOR:
  Weighted-average shares used to compute basic EPS     14,712,489   14,943,322
  Dilutive potential common shares                         241,618           --
                                                       ------------ ------------
  Weighted-average shares used to compute diluted EPS   14,954,107   14,943,322

BASIC NET EARNINGS PER SHARE:                          $      0.11  $      0.07
                                                       ============ ============

DILUTED NET EARNINGS PER SHARE:                        $      0.11  $      0.07
                                                       ============ ============


NOTE 10 - STOCK OPTIONS
-----------------------

The Company has authorized 1,000,000 shares of common stock for issuance to directors and key employees under the 1998 Stock Option Plan (the plan). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors and key employees the opportunity to acquire common stock. The options vest immediately and expire five years after the date issued.

The status of the Company's stock option plan is summarized below:

                                            SHARES UNDER           OPTION
                                               OPTION               PRICE
                                           --------------     ----------------

OUTSTANDING AT 12/31/01                          150,000           $ 2.00
Exercised                                             --               --
Forfeited                                             --               --
Granted                                               --               --
                                           --------------     ----------------
OUTSTANDING AT 12/31/02                          150,000           $ 2.00
Exercised                                        (20,000)          $ 0.40
Forfeited                                             --
Granted                                          383,250           $ 0.40
                                           --------------     ----------------
OUTSTANDING AT 12/31/03                          513,250       $ 0.40 - $2.00
                                           ==============     ================

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and pro forma net earnings per share would have been reflected as follows at December 31:

NET EARNINGS                                        2003                2002
                                               ---------------     -------------
     As reported                               $    1,643,770      $    997,862
     Pro forma                                 $    1,528,806      $    964,092

BASIC NET EARNINGS PER SHARE
     As reported                               $         0.11      $       0.07
     Pro forma                                 $         0.10      $       0.06

DILUTED NET EARNINGS PER SHARE
     As reported                               $         0.11      $       0.07
     Pro forma                                 $         0.10      $       0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for those options granted in 1999 and 2003, respectively: dividend yield of 0%, expected volatility of 95% and 99%, risk-free interest rates of 5% and 2.25%, and expected lives of five years.

Stock options outstanding and exercisable on December 31, 2003 are as follows:

                           SHARES              WEIGHTED        WEIGHTED AVERAGE
                           UNDER               AVERAGE             REMAINING
   EXERCISE PRICE          OPTION           EXERCISE PRICE     CONTRACTUAL LIFE
-------------------- ------------------- -------------------- ------------------
       $ 0.40             363,250               $ 0.13            3.95 years
       $ 2.00             150,000               $ 1.35            0.01 years

NOTE 11 - INCOME TAXES
----------------------

THE COMPONENTS OF PROVISION FOR (BENEFIT FROM) INCOME TAXES ARE AS FOLLOWS:

                                                   2003                 2002
                                              --------------      --------------

U.S. federal income tax - AMT                 $      28,359       $          --
CA state taxes - based on income                    179,973              75,091
Change in deferred taxes - federal                   94,595            (145,734)
Change in deferred taxes - state                     25,466             (37,891)
                                              --------------      --------------
                                              $     328,393       $    (108,534)
                                              ==============      ==============

INCOME TAXES CURRENTLY PAYABLE CONSIST OF THE FOLLOWING:

                                                   2003
                                              --------------

U.S. federal income taxes - AMT               $      28,359
CA state taxes - based on income                    106,049
                                              --------------
                                              $     134,408
                                              ==============

A RECONCILIATION OF INCOME TAX AT THE STATUTORY RATE TO THE COMPANY'S EFFECTIVE RATE FOLLOWS:

                                                                   2003              2002
                                                               ------------      ------------
Statutory U.S. federal income tax rate                             34.0%              34.0%
Statutory U.S. federal rate - AMT                                  20.0%                --
State income taxes, net of related federal income tax benefit       9.1%               8.4%
Other                                                               6.1%             (20.6%)
Changes in the valuation allowance                                (52.5%)            (34.0%)
                                                               ------------      ------------
Income tax expense - effective rate                                16.7%             (12.2%)
                                                               ============      ============

THE INCOME TAX EFFECT OF TEMPORARY DIFFERENCES COMPRISING THE DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES ON THE ACCOMPANYING CONSOLIDATED BALANCE SHEET IS A RESULT OF THE FOLLOWING:

                                                         2003           2002
                                                    -------------  -------------
DEFERRED TAX ASSETS:
--------------------
Net operating loss carryforwards                    $    318,801   $    922,352
Expenses not currently deductible for tax purposes         5,693          5,693
                                                    -------------  -------------
Total                                                    324,494        928,045
Valuation allowance                                           --       (430,795)
                                                    -------------  -------------
Net deferred tax asset                                   324,494        497,250

DEFERRED TAX LIABILITIES:
-------------------------
Depreciation                                              40,470         93,165
                                                    -------------  -------------

Net deferred tax asset                              $    284,024   $    404,085
                                                    =============  =============

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

The net change in the valuation allowance for 2003 was a decrease of approximately $430,000 (2002: $460,000), which is principally the result of the utilization of net operating loss carryforwards to offset taxable income. As of December 31, 2003, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $560,000 and $1,400,000, which expire through 2019 and 2011, respectively. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. For taxable years beginning in 2002 and 2003, the State of California has suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.


NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASES

The Company leases office space and equipment under various noncancelable operating leases which expire through June 2006. Rent expense charged to operations was approximately $384,000 for 2003 (2002: $421,000).

Future minimum rental commitments under noncancelable leases are as follows:

         2004                        $   271,017
         2005                        $     6,540
         2006                        $     3,270

The Company sublet a portion of its space and the total amount of minimum rentals received under noncancelable subleases for 2003 was $10,175 (2002:
$91,520).

LINE OF CREDIT

The Company has a Merrill Lynch Working Capital Management Account ("WCMA"), which provides for a line of credit up to $1,500,000 with interest due monthly at the variable interest rate of 2.75% plus the One-Month London Interbank Offered Rate ("LIBOR"), which equaled 3.878% on December 31, 2003. The line of credit is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The line of credit expires on July 31, 2004.

The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate. The entire line of credit was available for use as of the date of issuance of these financial statements.

LAWSUIT

During 2003, the Company was awarded a $250,000 settlement in a lawsuit and a Florida lawyer asserted a lien claim for 35% of the proceeds plus costs of $64,000. Management intends to continue to contest the claim; however, outside counsel for the Company has advised that an unfavorable outcome is reasonably possible. Accordingly, a provision for loss of $151,500 (see Note 6) has been charged to operations in the accompanying financial statements for 2003.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ALLERGY RESEARCH GROUP, INC.


Date: March 30, 2004                      By: /s/ Stephen A. Levine
                                              ----------------------------------
                                              Stephen A. Levine, Ph.D., CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 2004                      By: /s/ Stephen A. Levine
                                              ----------------------------------
                                              Stephen A. Levine, Ph.D., CEO, CFO
                                              and Director


Date: March 30, 2004                      By: /s/ Susan D. Levine
                                              ----------------------------------
                                              Susan D. Levine, Director


Date: March 30, 2004                      By: /s/ Ed Kane
                                              ----------------------------------
                                              Ed Kane, Director

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


                                                     Date: March 30, 2004

                                                     /s/ Stephen A. Levine
                                                     ---------------------------
                                                     Stephen A. Levine
                                                     Chief Executive Officer and
                                                     Chief Financial Officer