Form 10QSB
period 2004-03-31
ALLERGY RESEARCH GROUP INC
filed 2004-05-13
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _______________________
Commission File Number     0-27227    .

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                              13-3940486

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,511,605 shares of Issuer's voting common stock were outstanding on May 11, 2004.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

             Consolidated Balance Sheets...................................... 3

             Consolidated Income Statements................................... 4

             Consolidated Statements of Cash Flows............................ 5

             Notes to Condensed Consolidated Financial Statements............. 6

     ITEM 2. Management's Discussion and Analysis............................. 8

     ITEM 3. Controls and Procedures..........................................14

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................14
     ITEM 2. Changes in Securities and Use of Proceeds........................14
     ITEM 3. Defaults Upon Senior Securities..................................14
     ITEM 4. Submission of Matters to a Vote of Security Holders..............14
     ITEM 5. Other Information................................................15
     ITEM 6. Exhibits and Reports on Form 8-K.................................15


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

                               ALLERGY RESEARCH GROUP, INC.
                                CONSOLIDATED BALANCE SHEET

                                                                                March 31,
                                                                                  2004
                                                                              --------------
                                                                               (unaudited)
ASSETS
------
Current Assets
 Cash & Cash Equivalents                                                      $   2,179,787
 Accounts Receivable, Net of Allowance for Doubtful Accounts of $54,000             747,391
 Inventories                                                                      1,822,640
 Prepaid Expenses and Other Current Assets                                          225,497
 Deferred Tax Asset                                                                  86,764
                                                                              --------------
Total Current Assets                                                              5,062,079
                                                                              --------------

Property and Equipment, Net                                                         211,957
                                                                              --------------

Other Assets
 Deposits                                                                            18,019
 Due From Officer                                                                    48,807
 Intangible Assets, Net of Amortization of  $25,177                                  16,386
                                                                              --------------
Total Other Assets                                                                   83,212
                                                                              --------------

Total Assets                                                                  $   5,357,248
                                                                              ==============

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
Current Liabilities
 Accounts Payable                                                             $     763,360
 Accrued Liabilities (Note 3)                                                       366,253
 Income Taxes Payable                                                                13,250
                                                                              --------------
Total Current Liabilities                                                         1,142,863
                                                                              --------------

Commitments and Contingencies (Note 3)

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000 Shares,
    Issued and Outstanding                                                             None
 Common Stock, $.001 Par Value, Authorized 100,000,000 Shares                        15,105
   Issued: 15,105,355, Outstanding: 14,492,105
 Additional Paid In Capital                                                       1,145,120
 Retained Earnings                                                                3,338,976
 Less: Treasury Stock, at cost (613,250 shares)                                   (284,816)
                                                                              --------------
Total Stockholders' Equity                                                        4,214,385
                                                                              --------------
Total Liabilities and Stockholders' Equity                                    $   5,357,248
                                                                              ==============

See Notes to Condensed Consolidated Financial Statements.


                          ALLERGY RESEARCH GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                            2004              2003
                                                            ----              ----
Revenues                                                $ 3,724,899      $ 3,448,762
Cost of Sales                                             2,134,619        1,954,840
                                                        ------------     ------------
Gross Profit                                              1,590,280        1,493,922
                                                        ------------     ------------

Operating Expenses
 Selling, General and Administrative                        961,993          887,352
 Research and Development                                    31,180           56,962
                                                        ------------     ------------
     Total Operating Expenses                               993,173          944,314
                                                        ------------     ------------

Operating Income                                            597,107          549,608
                                                        ------------     ------------

Other Income (Expense)
  Interest Expense                                                0             (720)
  Interest Income                                             2,601            2,084
                                                        ------------     ------------
     Total Other Income (Expense)                             2,601            1,364
                                                        ------------     ------------

Net Income Before Tax                                       599,708          550,972

Provision for Income Taxes                                  215,645           48,706
                                                        ------------     ------------

Net Income Available to Common Stockholders             $   384,063      $   502,266
                                                        ============     ============



Basic and Diluted Income Per Common Share (Note 2)      $      0.03      $      0.03
                                                        ============     ============


See Notes to Condensed Consolidated Financial Statements.


                                                   ALLERGY RESEARCH GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                                  Three Months Ended
                                                                                                       March 31,

                                                                                                2004               2003
                                                                                                ----               ----
Cash Flows From Operating Activities
       Net Income                                                                            $   384,063       $   502,266
                                                                                             ------------      ------------
       Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
           Depreciation and Amortization                                                          32,002            41,796
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                                            (69,444)          (91,451)
           (Increase) Decrease in Inventory                                                     (225,913)            3,880
           (Increase) Decrease in Prepaid Expenses and Other Assets                             (127,391)         (140,868)
           (Increase) Decrease in Deferred Tax Assets                                            197,260                --
           Increase (Decrease) in Accounts Payable and Accrued Liabilities                       406,452          (108,593)
           Increase (Decrease) in Income Taxes Payable                                          (121,158)          (22,009)
                                                                                             ------------      ------------
       Total Adjustments                                                                          91,808          (317,245)
                                                                                             ------------      ------------
Net Cash Flows Provided By Operating Activities                                                  475,871           185,021

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                                      (7,536)
       Repayments From Officers                                                                    6,923            53,724
                                                                                             ------------      ------------
Net Cash Flows Provided By (Used In) Investing Activities                                           (613)           53,724

Cash Flows From Financing Activities
       Repayment on Capital Lease Obligations                                                         --           (14,285)
                                                                                             ------------      ------------
Net Cash Flows Used In Financing Activities                                                           --           (14,285)

Increase (Decrease) in Cash and Cash Equivalents                                                 475,258           224,460
Cash and Cash Equivalents, Beginning of Period                                                 1,704,529           340,002
                                                                                             ------------      ------------
Cash and Cash Equivalents, End of Period                                                     $ 2,179,787       $   564,462
                                                                                             ============      ============

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, and length of product life cycles and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2003, filed with the Company's Annual Report on Form 10-KSB on March 30, 2004.

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

          The computation of basic and diluted earnings per share is as follows:

                                                                    Three Months     Three Months
                                                                       Ended            Ended
                                                                      3/31/04          3/31/03
                                                                      -------          -------
         Numerator-Net Income Available to Common Stockholders      $   384,063      $   502,266

         Denominator-
         Weighted Average Shares Used to Compute basic EPS           14,511,605       14,722,105

         Dilutive potential common shares                               363,250               --
                                                                    -----------      -----------
         Weighted Average Shares Used to Compute diluted EPS         14,874,855       14,722,105

         Basic Earnings Per Common Share                            $      0.03      $      0.03
                                                                    ===========      ===========

         Diluted Earnings Per Common Share                          $      0.03      $      0.03
                                                                    ===========      ===========

NOTE 3 - ACCRUED EXPENSES AND CONTINGENCIES


         -----------------------------------------------------------------------
         Accrued expenses as of March 31, 2004 consist of the following:
         -----------------------------------------------------------------------

         Potential settlement                                         $  151,500
         Operating expense                                                52,695
         Vacation and bonus                                              109,879
         Payroll                                                          43,765
         Sales Tax                                                         8,414
                                                                      ----------
                                                                      $  366,253
                                                                      ==========

         The potential settlement above refers to a loss provision associated with a lawsuit that was settled during 2003. The Company was awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. Management intends to continue to contest the claim; however, outside counsel for the Company has advised that an unfavorable outcome is reasonably possible.

NOTE 4 - LINE OF CREDIT
-----------------------

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at March 31, 2004 was 3.84%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of March 31, 2004 was .56%.

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

         o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the first quarter 2004 compared to the first quarter of 2003. A brief description is provided of transactions and events, including related party transactions, that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2004.

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

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over The Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell vitamins and nutritional supplements, throughout the world under the NutriCology and Allergy Research Group(R) labels. Our products are sold through distributors to medical and professional accounts, to retailers, and directly to the consumer. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and the telephone number is (800) 545-9960.

FUTURE OPERATIONS. The success of our future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand our position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) continue to improve upon our comprehensive e-commerce plan, which includes a more user-friendly and marketing-driven web site that has the ability to accommodate wholesale orders. We believe that our history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position us to be a long-term competitor in the vitamin and nutritional supplements industries.

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

We also continue to collaborate with several entrepreneurs of cutting-edge science-based products who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals, creating potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional-practitioners market is key to the successful introduction of unique products.

We believe that the Company has good relations with all of its current manufacturers and suppliers. During 2003 and during the period ending March 31, 2004, we experienced a concentration of approximately 58% of our manufacturing with four separate vendors. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our four largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

             QUARTER ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003
             -------------------------------------------------------

REVENUES. We had net sales of $3,724,899 for the first quarter ended March 31, 2004, compared with $3,448,762 for the same period in 2003. The increase of $276,137, or 8%, is due to increased sales to our distributors and increased demand at retail for current and new products.

COSTS OF SALES. Cost of sales increased $179,779 to $2,134,619 for the three months ended March 31, 2004, compared to $1,954,840 for the three months ended March 31, 2003. The increase in cost of sales corresponds with the increase in sales. Gross profit margins decreased approximately .6% for the first quarter, approximating 42.7% for 2004 as a result of a slight increase in discounts allowed and cost of material.

OPERATING EXPENSES. Total operating expenses were $993,173 for the first quarter 2004 and $944,314 for the same period in 2003. The increase of $48,859 for the three months ended March 31, 2004 was primarily due to increase in payroll expense associated with increased wages and with spreading the effect of year-end bonuses over the entire year, offset by a reduction in outside sales staff and reduced rental expense due to a renegotiated lease for less warehouse space. The increase in operating expense was also caused by increased newsletter and related postage expense, offset by a reduction in depreciation expense associated with fully depreciated assets that are still in good working condition, and less reliance on outside consultants.

INTEREST EXPENSE. Interest expense was zero for the first quarter ended March 31, 2004 compared to $720 for the same period in 2003. The decrease is a result of reducing the line of credit to zero during the first quarter 2003.

PROVISION FOR INCOME TAXES. As of March 31, 2004, the Company recorded a deferred tax asset of $213,018 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2003, we have approximately $560,000 and $1,400,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income, which expire principally in the years 2019 (federal) and 2011 (state). For taxable years beginning in 2002 and 2003, the State of California has suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002. We estimate that all of the federal carryforward will be utilized during the first quarter of 2004 and the State of California carryforward will be utilized during 2004. As a result, income taxes payable at March 31, 2004, represents estimated 2004 federal taxes based on income.

NET INCOME. During the quarter March 31, 2004, we recorded net income of $384,063 compared to net income of $502,266 for the same period in 2003. The decrease of $118,203 is a result of an increase in the provision for income taxes necessary due to the utilization of the net operating loss carrryforwards.

EARNINGS PER SHARE. Earnings per share have remained steady at $0.03 per share for the quarter ended March 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the quarter ended March 31, 2004, we increased our working capital by approximately $500,000 to $3,992,910 compared to a working capital at December 31, 2003 of $3,503,764. We continue to finance our inventory and accounts receivable through cash generated by operating activities. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund its capital and liquidity needs for the next twelve months.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities was $475,871 and $185,021 for the quarters ended March 31, 2004 and 2003, respectively. Net cash provided by operating activities for both quarters primarily reflects net income and changes in operating assets and liabilities, partially offset by non-cash expenses.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the quarter ended March 31, 2004 was $613 primarily resulting from repayments from officers for an outstanding loan, offset by purchases of computer equipment and software. Net cash flows provided by investing activities as of March 31, 2003 was $53,724 representing repayments from officers for an outstanding loan.

FINANCING ACTIVITIES. Net cash flows used in financing activities was $14,285 for the three months ended March 31, 2003, representing repayments of capital lease obligations.

CONCENTRATION OF CREDIT RISK.

          (i) SALES. Approximately 12% of our total sales in 2003 were attributable to a single distributor. In 2004, this distributor continued to account for over 10% of sales. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales.

         (ii) PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the quarter ended March 31, 2004, we had a concentration of approximately 58% of our manufacturing with four separate vendors. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

          (iii) PRODUCT. We have two products that each individually account for more than 10% of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

----------------------- -------------------------------------------------------------------------------------
                                                       Payments Due by Period
                        -------------------------------------------------------------------------------------
                                                 Less
     Contractual                                Than 1               1-3             4 - 5        After 5
     Obligations              Total              Year               Years            Years         Years
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Line of Credit (1)
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Capital Lease
Obligations
----------------------- ------------------ ------------------ ------------------ -------------- -------------

Operating Leases                 $207,720           $199,545             $8,175
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Total Cash
Contractual
Obligations                      $207,720           $199,545             $8,175
----------------------- ------------------ ------------------ ------------------ -------------- -------------

         (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the first quarter ended March 31, 2004 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of March 31, 2004, the interest rate on the line of credit was 3.84% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

RELATED PARTY TRANSACTIONS. Stephen and Susan Levine loaned Nutricology approximately $286,000 prior to its reverse acquisition with the Company in 1998. The loan has been offset and exceeded by advances made to the Levines between 1997 and 1999. Each advance was made as a non-interest bearing, due on demand, loan on the books of the Company. Interest at 8% per annum has been accrued and paid on these loans. As of March 31, 2004 the outstanding balance is $48,807. During the first quarter of 2004 the Levines repaid $6,923.

LIQUIDITY RESOURCES. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity needs are expected to be provided by our cash flow from operations.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. Our deferred tax asset on the consolidated balance sheet is recognized primarily as a result of net operating loss carryforwards. In the event that the Company did not generate any taxable income within the next year, the asset would be overstated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. During the period ending March 31, 2004 the entire remaining federal deferred tax asset of $168,338 and $28,921 of the state deferred tax asset was expensed due to expected utilization of the asset. The remaining deferred tax asset represents approximately 1.62% of total assets at March 31, 2004. Based on our past operating results for the prior two years, and the current interim period, we believe our estimate of deferred tax assets to be reasonable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter is a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnified NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology obtained a judgment for $250,000 for attorneys' fees on November 10, 2003. A lawyer who was previously representing Dr. Gonzales has asserted a lien against the settlement for 35% of the proceeds plus costs of $64,000. The Company is contesting the claim.
..
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                                                ALLERGY RESEARCH GROUP, INC.
                                                Registrant



Dated:  May 13, 2004
                                                By: /S/ STEPHEN A. LEVINE
                                                    -------------------------
                                                  Chief Executive Officer and
                                                  Chief Financial Officer

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

Date: May 13, 2004


/S/ STEPHEN A. LEVINE
-----------------------------

Stephen A. Levine


Chief Executive Officer and Chief Financial Officer