Form 10QSB
period 2004-06-30
ALLERGY RESEARCH GROUP INC
filed 2004-08-11
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,516,605 shares of Issuer's voting common stock were outstanding on August 11, 2004.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheet.....................................3

                Consolidated Income Statements.................................4

                Consolidated Statements of Cash Flows..........................5

                Notes to Condensed Consolidated Financial Statements...........6

     ITEM 2. Management's Discussion and Analysis............................. 8

     ITEM 3. Controls and Procedures..........................................14

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................14
     ITEM 2. Changes in Securities and Use of Proceeds........................14
     ITEM 3. Defaults Upon Senior Securities..................................14
     ITEM 4. Submission of Matters to a Vote of Security Holders..............14
     ITEM 5. Other Information................................................14
     ITEM 6. Exhibits and Reports on Form 8-K.................................15


SIGNATURE.....................................................................15


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

                               ALLERGY RESEARCH GROUP, INC.
                                CONSOLIDATED BALANCE SHEET
                                                                                  June 30,
                                                                                    2004
                                                                                ------------
                                                                                 (unaudited)
ASSETS
------
Current Assets
    Cash and Cash Equivalents                                                   $ 1,791,376
    Accounts Receivable, Net of Allowance for Doubtful Accounts of $54,000          857,841
    Inventories                                                                   2,003,201
    Prepaid Income Taxes                                                             89,200
    Prepaid Expenses and Other Current Assets                                       230,558
    Deferred Tax Asset                                                               13,771
                                                                                ------------
Total Current Assets                                                              4,985,947
                                                                                ------------

Property and Equipment, Net                                                         180,954
                                                                                ------------

Other Assets
    Deposits                                                                         18,019
    Due From Officer                                                                 42,541
    Intangible Assets, Net of Amortization of $26,177                                15,888
                                                                                ------------

Total Other Assets                                                                   76,448
                                                                                ------------

Total Assets                                                                    $ 5,243,349
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Accounts Payable                                                            $   246,192
    Accrued Liabilities (Note 3)                                                    409,070
    Income Taxes Payable                                                             18,940
                                                                                ------------
Total Current Liabilities                                                           674,202
                                                                                ------------

Commitments and Contingencies (Note 3)

Stockholders' Equity
    Preferred Stock, $.25 Par Value, Authorized 1,000,000
       Shares, Issued and Outstanding: None                                              --
    Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
      Issued: 15,105,355, Outstanding: 14,516,605                                    15,105
    Additional Paid In Capital                                                    1,149,705
    Retained Earnings                                                             3,683,938
    Less: Treasury Stock, at cost (588,750 shares)                                 (279,601)
                                                                                ------------
Total Stockholders' Equity                                                        4,569,147
                                                                                ------------
Total Liabilities and Stockholders' Equity                                      $ 5,243,349
                                                                                ============

See Notes to Condensed Consolidated Financial Statements.


                                             ALLERGY RESEARCH GROUP, INC.
                                            CONSOLIDATED INCOME STATEMENTS
                                                      (Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                                    --------                           --------
                                                             2004             2003              2004             2003
                                                             ----             ----              ----             ----
Revenues                                                  $ 3,832,360      $ 3,447,130       $ 7,557,259      $ 6,895,892
Cost of Sales                                               2,167,845        1,990,480         4,302,465        3,945,320
                                                          ------------     ------------      ------------     ------------
Gross Profit                                                1,664,515        1,456,650         3,254,794        2,950,572
                                                          ------------     ------------      ------------     ------------

Operating Expenses
        Selling, General and Administrative                   944,321          898,173         1,906,313        1,800,664
        Research and Development                               91,157           91,908           122,338          133,729
                                                          ------------     ------------      ------------     ------------
Operating Expenses                                          1,035,478          990,081         2,028,651        1,934,393
                                                          ------------     ------------      ------------     ------------

Earnings from Operations                                      629,037          466,569         1,226,143        1,016,179
                                                          ------------     ------------      ------------     ------------

Other Income (Expense)
        Interest Expense                                            0             (375)                0           (1,095)
        Interest Income                                         4,609            2,705             7,210            4,788
                                                          ------------     ------------      ------------     ------------
Other Income (Expense)                                          4,609            2,330             7,210            3,693
                                                          ------------     ------------      ------------     ------------

Net Earnings Before Tax                                       633,646          468,899         1,233,353        1,019,872

Provision for Income Taxes                                    288,684           41,451           504,328           90,157
                                                          ------------     ------------      ------------     ------------

Net Earnings Available to Common Stockholders             $   344,962      $   427,448       $   729,025      $   929,715
                                                          ============     ============      ============     ============


Basic and Diluted Earnings Per Common Share (Note 2)      $      0.02      $      0.03       $      0.05      $      0.06
                                                          ============     ============      ============     ============




See Notes to Condensed Consolidated Financial Statements.



                                              ALLERGY RESEARCH GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                                      Six Months Ended
                                                                                                          June 30,

                                                                                                   2004               2003
                                                                                                   ----               ----
Cash Flows From Operating Activities
       Net Earnings                                                                            $   729,025       $   929,715
                                                                                               ------------      ------------
       Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
           Depreciation and Amortization                                                            64,005            83,592
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                                             (179,894)         (158,529)
           (Increase) Decrease in Inventory                                                       (406,474)           58,536
           (Increase) Decrease in Prepaid Expenses and Other Assets                               (221,654)         (115,799)
           (Increase) Decrease in Deferred Tax Assets                                              270,253                --
           Increase (Decrease) in Accounts Payable and Accrued Liabilities                         (67,899)         (183,551)
           Increase (Decrease) in Income Taxes Payable                                            (115,468)          (16,718)
                                                                                               ------------      ------------
       Total Adjustments                                                                          (657,131)         (332,469)
                                                                                               ------------      ------------
Net Cash Flows Provided By Operating Activities                                                     71,894           597,246

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                                        (8,036)           (5,405)
       Repayments From Officers                                                                     13,189            58,129
                                                                                               ------------      ------------
Net Cash Flows Provided By Investing Activities                                                      5,153            52,724

Cash Flows From Financing Activities
       Exercise of Employee Stock Options                                                            9,800
       Repayment on Capital Lease Obligations                                                           --           (33,917)
                                                                                               ------------      ------------
Net Cash Flows Provided By (Used In) Financing Activities                                            9,800           (33,917)

Increase in Cash and Cash Equivalents                                                               86,847           616,053
Cash and Cash Equivalents, Beginning of Period                                                   1,704,529           340,002
                                                                                               ------------      ------------
Cash and Cash Equivalents, End of Period                                                       $ 1,791,376       $   956,055
                                                                                               ============      ============


See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, and length of product life cycles and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2003, filed with the Company's Annual Report on Form 10-KSB on March 30, 2004.

         Certain accounts from prior years have been reclassified to conform to the current year's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

NOTE 2 - EARNINGS PER SHARE
---------------------------

         Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings per share as defined by SFAS No. 128, "Earnings Per Share." Total potential common shares not included in the computation of dilutive EPS for all periods presented was 150,000 options to purchase common shares, which expired in January 2004, because their impact would be antidilutive based on current market prices.

         The computation of basic and diluted earnings per share is as follows:

                                                                   Three Months    Three Months       Six Months      Six Months
                                                                       Ended          Ended             Ended            Ended
                                                                      6/30/04         6/30/03          6/30/04          6/30/03
                                                                      -------         -------          -------          -------
         Numerator-Net Earnings Available
         to Common Stockholders                                    $   344,962      $   427,448      $   729,025      $   929,715
                                                                   ===============================================================

         Denominator:

         Weighted average shares used in computing basic EPS        14,510,336       14,722,105       14,501,220       14,722,105
         Net effect of dilutive common shares                          205,686               --          220,813               --
                                                                   ---------------------------------------------------------------
         Weighted average shares used in computed diluted EPS       14,716,022       14,722,105       14,722,033       14,722,105

         Basic Earnings Per Share                                  $      0.02      $      0.03      $      0.05      $      0.06
                                                                   ===============================================================

         Diluted Earnings Per Share                                $      0.02      $      0.03      $      0.05      $      0.06
                                                                   ===============================================================

NOTE 3 - ACCRUED EXPENSES AND CONTINGENCIES
-------------------------------------------


         Accrued expenses as of June 30, 2004 consist of the following:

         Potential settlement                                      $  151,500
         Operating expense                                             60,920
         Vacation and bonus                                           184,879
         Payroll                                                        7,457
         Sales Tax                                                      4,314
                                                                   ----------
                                                                   $  409,070
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

NOTE 4 - LINE OF CREDIT
-----------------------

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at June 30, 2004 was 4.09%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of June 30, 2004 was .64%. The entire line was available for use as of June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION
------------

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Allergy Research Group, Inc.'s (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

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

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the second quarter 2004 compared to the second quarter of 2003. A brief description is provided of transactions and events, including related party transactions, that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2004.

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

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over The Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology and Allergy Research Group(R) labels. Our products are sold through distributors to medical and professional accounts, to retailers, and directly to the consumer. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 30806 Santana Street, Hayward, California 94544 and the telephone number is (800) 545-9960.

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

We continue to work with Dr. Ba Hoang on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and Allergy Research Group whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products that can be added to our current line of products as health food or dietary supplements.

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

We believe that the Company has good relations with all of its current manufacturers and suppliers. During the period ending June 30, 2004, we experienced a concentration of approximately 55% of our manufacturing with four separate vendors. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our four largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

       THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003
       ------------------------------------------------------------------

REVENUES. We had net sales of $3,832,360 for the second quarter and $7,557,259 for the six months ended June 30, 2004, compared with $3,447,130 and $6,895,892, respectively, for the same periods in 2003. The increase of $385,230, or 11%, in the second quarter is due to increased sales to our distributors and increased demand at retail for current and new products. The increase of $661,367, or 10%, for the six-month period also reflects the increased demand to new and existing customers.

COSTS OF SALES. Cost of sales increased $177,365 to $2,167,845 for the three months ended June 30, 2004, compared to $1,990,480 for the three months ended June 30, 2003. For the six months ended June 30, 2004, cost of sales increased $357,145 from $3,945,320 in 2003 to $4,302,465 in 2004. The increase in cost of sales corresponds with the increase in sales. Gross profit margins remained relatively stable for all periods presented, increasing approximately 1% for the period over period comparison as a result of the higher profit margins associated with retail sales. Gross profit margins were approximately 43% at June 30, 2004.

OPERATING EXPENSES. Total operating expenses were $1,035,478 for the second quarter and $2,028,651 for six months ended June 30, 2004, compared with $990,081 and $1,934,393, respectively, for the same periods in 2003, an increase of $45,397 and $94,258, respectively. The increase was primarily due to an increase in payroll expense associated with increased wages and employer matching contributions to the 401(k) plan and with spreading the effect of year-end bonuses over the entire year, offset by a reduction in outside sales staff and reduced rental expense due to a renegotiated lease for less warehouse space. The increase in operating expense was also caused by increased newsletter and related postage expense in the first quarter, offset by a reduction in depreciation expense associated with fully depreciated assets that are still in good working condition.

INTEREST EXPENSE. Interest expense was zero for the second quarter and for six months ended June 30, 2004 compared to $375 and $1,095, respectively, for the same periods in 2003. The decrease is a result of reducing the line of credit to zero during the second quarter 2003.

PROVISION FOR INCOME TAXES. As of June 30, 2004, the Company recorded a deferred tax asset of $13,771 to be realized as a result of future taxable income offset by net operating loss carryforwards. As of fiscal year ended December 31, 2003, we had approximately $560,000 and $1,400,000, respectively, available in federal and state net operating loss carryforwards to offset future taxable income. We have fully utilized our available federal net operating loss carryforwards and almost fully utilized all of our available state net operating loss carryforwards as of June 30, 2004, and expect to utilize all of the remaining available state net operating loss carryforwards in the third quarter of 2004. As a result, income taxes payable at June 30, 2004, represents estimated 2004 federal taxes based on income offset by prepayments made throughout the year.

NET EARNINGS. During the quarter and six-month period ended June 30, 2004, we recorded net earnings of $344,962 and $729,025, respectively, compared to net earnings of $427,448 and $929,715, respectively, for the same period in 2003. The decrease of $82,486 and $200,690, respectively, is a result of an increase in the provision for income taxes and change in deferred taxes. We have offset taxable earnings to the extent of our available federal and state net operating loss carryforwards and are subject to tax on the remaining earnings. We have fully utilized our available federal net operating loss carryforwards and almost fully utilized all of our available state net operating loss carryforwards as of June 30, 2004, and expect to utilize all of the available net operating loss carryforwards in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the six-month period ended June 30, 2004, we increased our working capital by approximately $800,000 to $4,311,745, compared to a working capital at December 31, 2003 of $3,503,764. We continue to finance our inventory and accounts receivable through cash generated by operating activities. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund its capital and liquidity needs for the next twelve months.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities was $71,894 and $597,246 for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities, partially offset by non-cash expenses. The large decrease in cash flows provided by operating activities from year to year is explained by our increase in inventory which was necessary to meet the increased demand for new products and because we are purchasing larger quantities of imported raw materials in order to avoid delays in receiving the material. While our inventory has increased, we have not experienced a corresponding increase in accounts payable, because we have made a concerted effort to pay our vendors quicker than we have in the prior year in order to take advantage of trade discounts available and reduce our cost of the product.

INVESTING ACTIVITIES. Net cash flows provided by investing activities for the six months ended June 30, 2004 was $5,153 primarily resulting from repayments from officers for an outstanding loan, offset by purchases of computer equipment and software. Net cash flows provided by investing activities for the six months ended June 30, 2003 was $52,724 representing repayments from officers for an outstanding loan offset by the acquisition of property and equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities for the six months ended June 30, 2004 was $9,800 as a result of the exercise of employee stock options. Net cash flows used in financing activities was $33,917 for the six months ended June 30, 2003, representing repayments of capital lease obligations.

CONCENTRATION OF CREDIT RISK.

         (i) SALES. Approximately 12% of our total sales in 2003 were attributable to a single distributor. In 2004, this distributor continued to account for over 10% of sales. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

         (ii) PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the six months ended June 30, 2004, we had a concentration of approximately 55% of our manufacturing with four separate vendors. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. We can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

         (iii) PRODUCT. We have two products that each individually account for more than 10% of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

                                                      Payments Due by Period
                        -------------------------------------------------------------------------------------
                                                 Less
     Contractual                                Than 1               1-3             4 - 5        After 5
     Obligations              Total              Year               Years            Years         Years
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Line of Credit (1)
----------------------- ------------------ ------------------ ------------------ -------------- -------------

Operating Leases                 $137,671           $131,131             $6,540
----------------------- ------------------ ------------------ ------------------ -------------- -------------
Total Cash
Contractual
Obligations                      $137,671           $131,131             $6,540
----------------------- ------------------ ------------------ ------------------ -------------- -------------

(1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the six months ended June 30, 2004 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of June 30, 2004, the interest rate on the line of credit was 4.09% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

RELATED PARTY TRANSACTIONS. Stephen and Susan Levine loaned Nutricology approximately $286,000 prior to its reverse acquisition with the Company in 1998. The loan has been offset and exceeded by advances made to the Levine's between 1997 and 1999. Each advance was made as a non-interest bearing, due on demand, loan on the books of the Company. Interest at 8% per annum has been accrued and paid on these loans. As of June 30, 2004, the outstanding balance was $42,541. During the six months ended June 30, 2004, the Levine's repaid $13,189.

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

The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest time and effort in research for product development. We know of no trends that are expected to affect the cost of labor or materials, and sales are expected to be stable over the next twelve months. See "CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS" above for some of the variables which may affect our business and financial results.

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

         We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Income Taxes

         SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. Our deferred tax asset on the consolidated balance sheet is recognized primarily as a result of net operating loss carryforwards. In the event that the Company did not generate any taxable income within the next year, the asset would be overstated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Deferred tax asset represents less than 1% of total assets at June 30, 2004. Based on our past operating results for the prior two years, and the current interim period, we believe our estimate of deferred tax assets to be reasonable.

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

ITEM 3. CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

         Not Applicable.

Item 5. OTHER INFORMATION

         Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1      Registrant's Articles of Incorporation*
         3.2 Registrant's Articles of Amendment to Articles of Incorporation dated January 15, 1998*
         3.3      Registrant's Bylaws*
         4.1      Form of Common Stock Certificate*
         4.2      Form of Non-Qualified Stock Option*
         4.3      Form of Incentive Stock Option*
         4.4      Form of Common Stock Purchase Warrant*
         4.5      1998 Stock Option Plan*
         10.1 License Agreement between Registrant and Jim Cassidy dated March 21, 2000*
         10.2 Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*#
         10.3 Loan and Security Agreement between Registrant and Aerofund Financial, Inc.*
         10.4     Code of Business Conduct and Ethics**
         31 Certificate of Stephen A. Levine required by Rule 13a-14(a) or Rule 15d-14(a) of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32 Certificate of Stephen A. Levine Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.1     Haight-Ashbury Free Medical Clinic Design Research Survey*


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

                                                 ALLERGY RESEARCH GROUP, INC.
                                                 Registrant



Dated:  August 11, 2004                          By: /S/ STEPHEN A. LEVINE
                                                     ---------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer