Form 10QSB
period 2004-09-30
ALLERGY RESEARCH GROUP INC
filed 2004-11-15
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _______________________
Commission File Number 0-27227.

                          ALLERGY RESEARCH GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                       13-3940486
               -------                                       ----------
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                       Identification No.)

                 30806 Santana Street, Hayward, California 94544
                 -----------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,516,605 shares of Issuer's voting common stock were outstanding on November 1, 2004.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                              PAGE

  ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

      Consolidated Balance Sheet...............................................3

      Consolidated Income Statements...........................................4

      Consolidated Statements of Cash Flows....................................5

      Notes to Condensed Consolidated Financial Statements.....................6

  ITEM 2. Management's Discussion and Analysis.................................8

  ITEM 3. Controls and Procedures.............................................15

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings...................................................16
  ITEM 2. Changes in Securities and Use of Proceeds...........................16
  ITEM 3. Defaults Upon Senior Securities.....................................16
  ITEM 4. Submission of Matters to a Vote of Security Holders.................16
  ITEM 5. Other Information...................................................16
  ITEM 6. Exhibits and Reports on Form 8-K....................................16

SIGNATURE.....................................................................17

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

                          ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                     June 30,
                                                                       2004
                                                                   ------------
                                                                    (unaudited)
ASSETS
------
Current Assets
    Cash and Cash Equivalents                                      $ 2,565,550
    Accounts Receivable                                                687,721
    Inventories                                                      2,081,038
    Prepaid Income Taxes                                                93,881
    Prepaid Expenses and Other Current Assets                          174,695
    Deferred Tax Asset                                                      --
                                                                   ------------
Total Current Assets                                                 5,602,885
                                                                   ------------
Property and Equipment, Net                                            149,517
                                                                   ------------
Other Assets
    Deposits                                                            18,019
    Due From Officer                                                    36,330
    Intangible Assets                                                   15,757
                                                                   ------------
Total Other Assets                                                      70,106
                                                                   ------------
Total Assets                                                       $ 5,822,508
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Accounts Payable                                               $   200,620
    Accrued Liabilities (Note 3)                                       574,268
    Income Taxes Payable                                               124,135
                                                                   ------------
Total Current Liabilities                                              899,023
                                                                   ------------
Commitments and Contingencies (Note 3, 4)

Stockholders' Equity
    Preferred Stock, $.25 Par Value, Authorized 1,000,000
       Shares, Issued and Outstanding: None                                 --
    Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
      Issued: 15,105,355, Outstanding: 14,516,605                       15,105
    Additional Paid In Capital                                       1,149,707
    Retained Earnings                                                4,038,274
    Less: Treasury Stock, at cost (588,750 shares)                    (279,601)
                                                                   ------------
Total Stockholders' Equity                                           4,923,485
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $ 5,822,508
                                                                   ============

See Notes to Condensed Consolidated Financial Statements.

                                    ALLERGY RESEARCH GROUP, INC.
                                   CONSOLIDATED INCOME STATEMENTS
                                             (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                              2004           2003            2004          2003
                                         -------------  -------------   -------------  -------------
Revenues                                 $  3,723,401   $  3,326,957    $ 11,280,660   $ 10,222,850
Cost of Sales                               2,076,622      1,898,692       6,379,083      5,844,012
                                         -------------  -------------   -------------  -------------
Gross Profit                                1,646,779      1,428,265       4,901,577      4,378,838
                                         -------------  -------------   -------------  -------------

Operating Expenses
   Selling, General and Administrative        972,535        935,290       2,878,850      2,735,956
   Research and Development                    61,889         59,541         184,229        193,270
                                         -------------  -------------   -------------  -------------
Operating Expenses                          1,034,424        994,831       3,063,079      2,929,226
                                         -------------  -------------   -------------  -------------

Earnings from Operations                      612,355        433,434       1,838,498      1,449,612
                                         -------------  -------------   -------------  -------------

Other Income (Expense)
   Interest Expense                                 0            (75)              0         (1,170)
   Interest Income                              5,866          2,706          13,076          7,495
                                         -------------  -------------   -------------  -------------
Other Income (Expense)                          5,866          2,631          13,076          6,325
                                         -------------  -------------   -------------  -------------

Net Earnings Before Tax                       618,221        436,065       1,851,574      1,455,937

Provision for Income Taxes                    263,885         38,548         768,213        128,705
                                         -------------  -------------   -------------  -------------

Net Earnings Available to
   Common Stockholders                   $    354,336   $    397,517    $  1,083,361   $  1,327,232
                                         =============  =============   =============  =============

Basic and Diluted Earnings
   Per Common Share (Note 2)             $       0.02   $       0.03    $       0.07   $       0.09
                                         =============  =============   =============  =============

See Notes to Condensed Consolidated Financial Statements.


                                                 4

                          ALLERGY RESEARCH GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                         2004           2003
                                                     ------------   ------------
Cash Flows From Operating Activities
  Net Earnings                                       $ 1,083,361    $ 1,327,232
                                                     ------------   ------------

  Adjustments to Reconcile Net Earnings to Net
    Cash Provided by Operating Activities
      Depreciation and Amortization                       96,441        125,749
  Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable          (9,774)      (106,027)
      (Increase) Decrease in Inventory                  (484,311)       (80,204)
      (Increase) Decrease in Prepaid Expenses
        and Other Assets                                (170,469)       (72,520)
      (Increase) Decrease in Deferred Tax Assets         284,024             --
      (Increase) Decrease in Deposits                         --         11,711
      Increase (Decrease) in Accounts Payable and
        Accrued Liabilities                               51,728        (79,165)
      Increase (Decrease) in Income Taxes Payable        (10,273)         2,929
                                                     ------------   ------------
  Total Adjustments                                     (242,634)      (197,527)
                                                     ------------   ------------
Net Cash Flows Provided By Operating Activities          840,727      1,129,705
                                                     ------------   ------------

Cash Flows From Investing Activities
      Acquisition of Property and Equipment               (8,906)       (11,811)
      Repayments From Officers                            19,400         64,976
                                                     ------------   ------------
Net Cash Flows Provided By Investing Activities           10,494         53,165
                                                     ------------   ------------

Cash Flows From Financing Activities
     Exercise of Employee Stock Options                    9,800          4,000
     Repayment on Capital Lease Obligations                   --        (48,771)
                                                     ------------   ------------
Net Cash Flows Provided By (Used In)
  Financing Activities                                     9,800        (44,771)
                                                     ------------   ------------

Increase in Cash and Cash Equivalents                    861,021      1,138,099
Cash and Cash Equivalents, Beginning of Period         1,704,529        340,002
                                                     ------------   ------------
Cash and Cash Equivalents, End of Period             $ 2,565,550    $ 1,478,101
                                                     ============   ============

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles and property, and plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2003, filed with the Company's Annual Report on Form 10-KSB on March 30, 2004.

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

         The computation of basic and diluted earnings per share is as follows:


                                                                   Three Months    Three Months    Nine Months     Nine Months
                                                                       Ended          Ended           Ended           Ended
                                                                      9/30/04         9/30/03        9/30/04         9/30/03
                                                                   ------------    ------------    ------------    ------------
          Numerator-Net Earnings Available
          to Common Stockholders                                   $   354,336     $   397,517     $ 1,083,361     $ 1,327,232
                                                                   ============    ============    ============    ============
          Denominator:

          Weighted average shares used in computing basic EPS       14,516,605      14,725,292      14,506,386      14,723,179
          Net effect of dilutive common shares                         187,444              --         210,087              --
                                                                   ------------    ------------    ------------    ------------
          Weighted average shares used in computed diluted EPS      14,704,049      14,725,292      14,716,473      14,723,179
                                                                   ============    ============    ============    ============
          Basic Earnings Per Share                                 $      0.02     $      0.03     $      0.07     $      0.09
                                                                   ============    ============    ============    ============
          Diluted Earnings Per Share                               $      0.02     $      0.03     $      0.07     $      0.09
                                                                   ============    ============    ============    ============


                                       6

Note 3 - Accrued Expenses And Contingencies
-------------------------------------------


    ----------------------------------------------------------------------------
    Accrued expenses as of September 30, 2004 consist of the following:
    ----------------------------------------------------------------------------

    Potential settlement                                               $ 151,500
    Operating expense                                                     74,392
    Vacation and bonus                                                   289,879
    Payroll                                                               51,822
    Sales Tax                                                              6,675
                                                                       ---------
                                                                       $ 574,268
                                                                       =========

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

Note 4 - Line of Credit
-----------------------

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at September 30, 2004 was 4.59%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of September 30, 2004 was 1.08%. The entire line was available for use as of September 30, 2004.

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

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2004, including related party transactions.

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

The key factors that affect our operating results are as follows:

         o        the overall customer demand for our various products;
         o        the volume of products ordered;
         o        the mix of products purchased by our customers;
         o        the prices we obtain for our products;
         o our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties; and
         o our ability to match operating costs to shifting volume levels.

Other factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products;
(ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xiii) the success of product development and new product introductions into the marketplace; (xiv) slow or negative growth in the nutritional supplement industry; (xv) the departure of key members of management; (xvi) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

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

We believe that the Company has good relations with all of its current manufacturers and suppliers. During the period ending September 30, 2004, we experienced a concentration of approximately 62% of our manufacturing with five separate vendors. Three of the vendors account for more than ten percent of the total with the other two at eight percent each. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our four largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

         PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003
         --------------------------------------------------------------

REVENUES. We had net sales of $3,723,401 for the third quarter and $11,280,660 for the nine months ended September 30, 2004, compared with $3,326,957 and $10,222,850, respectively, for the same periods in 2003. The increase of $396,444, or 12%, in the third quarter is due to increased sales to our distributors and increased demand at retail for current and new products. The increase of $1,057,810, or 10%, for the nine-month period also reflects the increased demand to new and existing customers.

COSTS OF SALES. Cost of sales increased $177,930 to $2,076,622 for the three months ended September 30, 2004, compared to $1,898,692 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, cost of sales increased $535,071 from $5,844,012 in 2003 to $6,379,083 in 2004. The increase in cost of sales corresponds with the increase in sales. Gross profit margins remained relatively stable for all periods presented, increasing approximately 1% for the period over period comparison as a result of the higher profit margins associated with retail sales. Gross profit margins were approximately 44% at September 30, 2004.

OPERATING EXPENSES. Total operating expenses were $1,034,424 for the third quarter and $3,063,079 for nine months ended September 30, 2004, compared with $994,831 and $2,929,226, respectively, for the same periods in 2003, an increase of $39,593 and $133,853, respectively. The increase was primarily due to an increase in payroll expense associated with increased wages, workers' compensation and medical insurance, employer matching contributions to the 401(k) plan and with spreading the effect of year-end bonuses over the entire year, offset by a reduction in outside sales staff and reduced rental expense due to a renegotiated lease for less warehouse space. The increase in operating expense was also caused by increased newsletter and related postage expense and credit card processing fees, offset by a reduction in depreciation expense associated with fully depreciated assets that are still in good working condition, reduced legal fees associated with settlement of litigation, and reduced equipment rental fees due to the purchase of the equipment.

INTEREST EXPENSE. Interest expense was zero for the third quarter and for nine months ended September 30, 2004 compared to $75 and $1,170, respectively, for the same periods in 2003. The decrease is a result of reducing the line of credit to zero during the second quarter 2003.

PROVISION FOR INCOME TAXES. Provision for income taxes as of September 30, 2004 represents federal and state income taxes based on earnings. We estimate that we have fully utilized our federal and state operating loss carryforwards available from taxable year 2003 to offset 2004 taxable income to the extent available and are subject to tax on the remaining earnings.

NET EARNINGS. During the quarter and nine-month period ended September 30, 2004, we recorded net earnings of $354,336 and $1,083,361, respectively, compared to net earnings of $397,517 and $1,327,232, respectively, for the same period in 2003. The decrease of $43,181 and $243,871, respectively, is primarily a result of an increase in the provision for income taxes and change in deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the nine-month period ended September 30, 2004, we increased our working capital by approximately $1,200,000 to $4,703,862, compared to a working capital at December 31, 2003 of $3,503,764. Current assets mainly consist of approximately $2.57 million in cash and $2.08 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements, is sufficient to fund its capital and liquidity needs for the next twelve months.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities was $840,727 and $1,129,705 for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities, partially offset by non-cash expenses. The decrease in cash flows provided by operating activities from year to year is predominately explained by our increase in inventory, which was necessary due to: (a) increased demand for new products, (b) purchases of larger quantities of imported raw materials in order to avoid delays in receiving the material, (c) stocking of finished goods in anticipation of the down time associated with our move to a new location anticipated in early 2005, and (c) purchases of larger amounts of inventory from one of our vendors who accounts for more than ten percent of our purchases. This particular vendor is experiencing financial difficulties. In order to avoid any potential shortages, we increased our purchases from this vendor. It is our current understanding that the vendor will continue in operation, but we are researching alternate vendors. While our inventory has increased, we have not experienced a corresponding increase in accounts payable because we have made a concerted effort to pay our vendors quicker than we have in the comparative period in order to take advantage of trade discounts available thus reducing our cost of the product.

INVESTING ACTIVITIES. Net cash flows provided by investing activities for the nine months ended September 30, 2004 was $10,494 primarily resulting from repayments from officers for an outstanding loan, offset by purchases of computer equipment and software. Net cash flows provided by investing activities for the nine months ended September 30, 2003 was $53,165, representing repayments from officers for an outstanding loan offset by the acquisition of property and equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities for the nine months ended September 30, 2004 was $9,800 as a result of proceeds received from the exercise of employee stock options. Net cash flows used in financing activities was $44,771 for the nine months ended September 30, 2003, representing repayments of capital lease obligations and proceeds received from the exercise of employee stock options.

CONCENTRATION OF CREDIT RISK.

SALES. Approximately 12% of our total sales in 2003 were attributable to a single distributor. In 2004, this distributor continued to account for approximately 12% of sales. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the nine months ended September 30, 2004, we had a concentration of approximately 62% of our manufacturing with five separate vendors. Three of these vendors individually account for more than ten percent and two of the vendors account for eight percent each. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs. One of our vendors who accounts for more than ten percent of our purchases is experiencing financial difficulties. We have increased our inventory of the products purchased from this vendor and we are exploring possible alternate vendors.

PRODUCT. We have one product that individually accounts for more than 10% of our sales dollars. One other product that has historically accounted for more than 10% of our sales dropped to 9% during the third quarter 2004.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

--------------------------------------------------------------------------------
                                       Payments Due by Period
--------------------------------------------------------------------------------
                                     Less
   Contractual                       Than 1          1-3         4 - 5   After 5
   Obligations            Total       Year          Years        Years    Years
--------------------------------------------------------------------------------
Line of Credit (1)
--------------------------------------------------------------------------------
Operating Leases (2)     $73,741     $68,836       $4,905
--------------------------------------------------------------------------------
Total Cash
Contractual
Obligations              $73,741     $68,836       $4,905
--------------------------------------------------------------------------------

         (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the nine months ended September 30, 2004 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of September 30, 2004, the interest rate on the line of credit was 4.59% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

         (2) The company's building lease will expire on December 31, 2004, with the option to renew for three additional months. We are currently in negotiations with AriBen Corporation, a related party, for the lease of a new location. See "Related Party Transactions" below. It is anticipated that the monthly obligation for the base rent on the lease will be $24,000. Our current base rent is $17,299 for approximately 25,440 square feet. The new building is built to our specifications and the square footage is approximately 29,821. The space will be better utilized to allow for expansion or sub-lease.

RELATED PARTY TRANSACTIONS. Stephen and Susan Levine, CEO and VP, respectively, loaned Nutricology approximately $286,000 prior to its reverse acquisition with the Company in 1998. The loan has been offset and exceeded by advances made to the Levine's between 1997 and 1999. Each advance was made as a non-interest bearing, due on demand, loan on the books of the Company. Interest at 8% per annum has been accrued and paid on these loans. As of September 30, 2004, the outstanding balance was $36,330. During the nine months ended September 30, 2004, the Levine's repaid $19,400.

Our building lease will expire on December 31, 2004, with the option to renew for three additional months. In order to provide a more geographically beneficial location and facilities that can accommodate internal manufacturing and greater quality control, we plan to relocate to new facilities following expiration of the lease. We are currently in negotiations with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, for approximately 29,821 square feet of office and industrial space. If signed, the lease would be for a ten-year term with the option to renew for an additional fifteen years. It is anticipated that the monthly obligation for the base rent on the lease will be $24,000. The cost of moving, including leasehold improvements, will be between five and six hundred thousand dollars. Due to our strong cash position, we do not anticipate an increase in long-term liabilities associated with the move.

LIQUIDITY RESOURCES. We have $2.57 million in cash and cash equivalents as of September 30, 2004, which is sufficient to satisfy our cash requirements over the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity needs are expected to be provided by our cash flow from operations.

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

         We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

INCOME TAXES

         SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

CONTINGENCIES

         Currently, there are no outstanding legal proceedings or claims, other than that disclosed in Note 3 of the Consolidated Financial Statements. The outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, ACCOUNTING FOR CONTINGENCIES, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

         b. Changes in Internal Control over Financial Reporting.

         There were no significant changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected these controls subsequent to the date of such evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 23, 2004, the Company held its annual meeting of shareholders at which the shareholders voted to (1) re-elect each of the Company's directors and (2) ratify the selection of the Company's independent auditor for the fiscal year ending December 31, 2004. The voting totals were as follows:

                                          For         Against           Abstain
                                          ---         -------           -------
(1)  Directors - Stephen Levine       14,149,456         -               7,000
(1)  Directors - Susan Levine         14,148,716        740              7,000
(1)  Directors - Edward Kane          14,149,356        100              7,000
(2)  Independent Auditors             14,140,656       6,550             9,250


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

                                           ALLERGY RESEARCH GROUP, INC.
                                           Registrant

Dated:  November 15, 2004

                                           By: /s/ Stephen A. Levine
                                               -------------------------------
                                                   Stephen A. Levine
                                                   Chief Executive Officer and
                                                   Chief Financial Officer