Form 10KSB
period 2004-12-31
ALLERGY RESEARCH GROUP INC
filed 2005-03-31
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2004

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

     For the transition period from _________________ to ___________________

                         Commission file number 0-27227

                          ALLERGY RESEARCH GROUP, INC.
                 (Name of small business issuer in its charter)

             Florida                                           13-3940486
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification number)

2300 North Loop Road, Hayward, California                         94502
(Address of principal executive offices)                        (Zip Code)

30806 Santana Street, Hayward, California                         94544
(Former address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code: (800) 545-9960

Securities registered under Section 12(b) of the Act:

                                               Name of each exchange on which
Title of each class                               Each class is registered

       None.                                       NASD OTC Bulletin Board

Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ x]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $15,136,592

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 8, 2005 was $0.93, based on the last sale price of $0.93 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 23, 2005, Registrant had outstanding 14,516,605 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1.       DESCRIPTION OF BUSINESS.......................................1
     FORWARD-LOOKING STATEMENTS................................................1
     BACKGROUND................................................................1
     THE COMPANY...............................................................1
     BUSINESS PLAN.............................................................2
     PRODUCTS AND SERVICES.....................................................4
     INDUSTRY OVERVIEW.........................................................4
     COMPETITION...............................................................6
     MARKET STRATEGIES.........................................................8
     REGULATION................................................................8
     EMPLOYEES................................................................12
     INTELLECTUAL PROPERTY....................................................12
   ITEM 2.       DESCRIPTION OF PROPERTY......................................12
   ITEM 3.       LEGAL PROCEEDINGS............................................12
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........12
PART II.......................................................................13
   ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....13
     MARKET INFORMATION.......................................................13
     HOLDERS..................................................................13
     DIVIDENDS................................................................13
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....14
     INTRODUCTION.............................................................14
     CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS...............15
     FACTORS THAT COULD AFFECT FUTURE RESULTS.................................15
     OVERVIEW.................................................................16
     RESULTS OF OPERATIONS....................................................16
     LIQUIDITY AND CAPITAL RESOURCES..........................................17
     CRITICAL ACCOUNTING POLICIES.............................................20
     RECENT ACCOUNTING PRONOUNCEMENTS.........................................21
   ITEM 7.       FINANCIAL STATEMENTS.........................................23
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS................23
   ITEM 8A.      CONTROLS AND PROCEDURES......................................23
PART III......................................................................24
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...24
     OFFICERS AND DIRECTORS...................................................24
     KEY EMPLOYEES............................................................25
     MEDICAL ADVISORY BOARD...................................................26
     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE..................27
   ITEM 10.      EXECUTIVE COMPENSATION.......................................28
     REMUNERATION PAID TO EXECUTIVES..........................................28
     REMUNERATION PAID TO DIRECTORS...........................................29
     EMPLOYMENT AGREEMENTS....................................................29
     EMPLOYEE BENEFITS........................................................29
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT...............................................30
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............31
   ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................32
     EXHIBITS.................................................................32
     FORM 8-K REPORTS.........................................................32
   ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................33
CONSOLIDATED FINANCIAL STATEMENTS.............................................F1
SIGNATURES....................................................................38

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis or Plan of Operation" in Item 6, contains forward-looking statements that involve risks and uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of Allergy Research Group, Inc. and its consolidated subsidiary ("the Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include but are not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

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

THE COMPANY

      Allergy Research Group, Inc., then Scottsdale Scientific, Inc., was incorporated under the laws of the state of Florida on April 8, 1997 for the purpose of wholesale distribution of health and nutritional supplements. On February 3, 1998, the Company entered into an agreement to acquire Nutricology, Inc., a California corporation formed on March 11, 1980 ("Nutricology"). Nutricology was engaged in the distribution of hypoallergenic nutritional supplements under the guidance of Dr. Stephen Levine, PhD.

      Nutricology, Inc. now operates as a wholly owned subsidiary of Allergy Research Group. As used herein, the "Company" means Allergy Research Group and its subsidiary, except where indicated otherwise.

      We sell our products worldwide to healthcare professionals, who recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners worldwide, including accounts in the United States, Japan, China, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Denmark, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore.

      We develop, contract manufacture, market and sell our own branded products, including vitamins and nutritional supplements under the NutriCology and Allergy Research Group labels. Our products are distributed through distributors to medical and professional accounts and to retailers. We also sell direct to consumers via the internet and telephone sales. See "Market Strategies" below. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids.

      The Company's principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

BUSINESS PLAN

      COMPANY GROWTH STRATEGY

      We intend to expand the Company's position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to:

      o develop new brands and product line extensions, as well as new products, through our commitment to research and development;

      o     continue the growth of our balanced distribution network;

      o build our execution skills through new operations processes and decision support systems;

      o achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and

      o continue to improve upon our comprehensive e-commerce plan, which includes ongoing enhancements to make our website more user friendly for all market segments of our business.

      We believe that the Company's history and reputation in the field, multiple distribution channels, broad portfolio of products with wide brand recognition by professionals around the world, and packaging and distribution capabilities position us to be a long-term competitor in the vitamin and nutritional supplements industries.

      In addition, the Company is continuing to expand into the field of research on pharmaceuticals and nutraceuticals under the leadership and guidance of Dr. Stephen Levine and Dr. Ba Hoang, MD (in Russia), PhD, an employee of the company. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and Allergy Research Group whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

      The Company also continues to collaborate with entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We continue to explore opportunities for partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals, creating potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional- practitioners market is pivotal to the successful introduction of unique products.

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions. In 2004 and 2003, we spent $298,899 and $254,780, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of pharmaceuticals and nutraceuticals should enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

      As a result of our product development history, we believe that we have built a reputation in the nutritional supplement industry for innovative products. The Company continues to develop new product concepts that we anticipate will capture additional market share in our existing domestic and international business.

      Our work with Dr. Ba Hoang, one of our Medical Advisors and employees, has lead to research into a number of herbal supplements that may also be developed into strict pharmaceutical products with patent protection. We have been granted one patent for the treatment of ITP, idiopathic thrombocytopenia, which is a common bleeding malady.

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

      The Company currently does not have facilities for the manufacture of encapsulated and liquid products, and we are using outside vendors for this purpose. As of December 31, 2004, a concentration of approximately 51% of our manufacturing was distributed among four separate vendors. The largest manufacturer and supplier of raw materials supplies 24% of our needs, with the remaining three vendors all at 9%. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

PRODUCTS AND SERVICES

      Our vitamin and nutritional supplement line consists of more than 200 products. The Company has one product catalog for the retail market (marketed under the Nutricology(R) label) and another catalog for the professional market (marketed under the Allergy Research Group(R) label). Both catalogs include the following categories of products: Amino Acids, Antioxidant Formulas, Bioenergetic Nutrients, Bioflavonoids, Brain Support Products, Comprehensive Nutrient Formulas, Essential Fatty Acids, Gastrointestinal Health Products, Immune Support Products, Liver Support Products, Multiple Vitamin/Mineral Formulas, Musculoskeletal Support Products, Organic Glandulars, Selenium Products, Specialty Products, Vitamin B Products, and Vitamin C Products. Approximately 80% of our products were formulated by Allergy Research Group/NutriCology and are contract manufactured and distributed by the Company. Another 20% of the products are produced by other companies in the industry and distributed by the Company through licensing agreements, under our label.

INDUSTRY OVERVIEW

      On January 26, 2005, NutraIngredients-USA.com, in an article entitled AMERICANS PICK ORGANIC OVER NATURAL, cited the Natural Marketing Institute's annual report for 2004 retail sales in projecting industry growth. According to the report, retail sales within the "consumer packaged goods health and wellness industry" reached $68.6 billion in the United States in 2004. Growth in the industry was up 8.5% over 2003, rising from $63.2 billion in 2003. Sales of vitamins, minerals and herbal and dietary supplements rose 6% over 2003 to $19 billion in 2004. NMI predicts retail sales of approximately $75 billion for the consumer packaged goods health and wellness industry for 2005. The 2004 data represents a 7.6% overall compounded annual growth rate since 2001. On January 10, 2005, the National Heart, Lung and Blood Institute reported that up to 52% of the U.S. population reports using dietary supplements.

      According to the PHARMACEUTICAL & MEDICAL PACKAGING NEWS (September 2004), The Freedonia Group (Cleveland) estimated, in its research report released July 2004 (the "Freedonia Report"), that global demand for nutritional supplements alone will grow by 6.1% each year through 2008. The report valued the current world market at $7.1 billion and estimated growth to approximately $9.6 billion in 2008. The Freedonia Group acknowledged that certain products - namely, chitosan, gingko biloba, glucosamine, omega-3, fatty acids and soy isoflavones - are currently driving growth. The Freedonia Report is considered conservative when compared to other industry estimates.

      On April 1, 2004, the National Academies of Science Institute of Medicine ("IOM"), in a report entitled "Dietary Supplements: A Framework for Evaluating Safety," reported that annual U.S. sales of dietary supplements was approaching $16 billion, with an average of 1,000 new products being developed each year and an approximately 29,000 products currently available to the U.S. consumer. The report was commissioned by the FDA.

      Despite its estimates of growth in the industry, The Freedonia Group warned that proposed GMPs (good manufacturing practices) could affect the legitimacy of the industry. The GMPs include strict standards for manufacturing, packaging and labeling to assure consistency and potency of dietary supplement products. The new GMPs would also require product-specific packaging. The IOM, which advocates additional restrictions on the industry, on January 12, 2005, released a report through its committee on Complementary and Alternative Medicine in the United States. In that report, the IOM expressed concerns over product consistency and quality despite increasing popularity in the U.S. market, citing the lack of GMPs.

      The IOM joins pharmaceutical and medical interests in a self-serving and increasingly vehement attack on the nutritional supplements and alternative medicine industry, advocating revisions to DSHEA (see "Government Regulation" below) and other U.S. and foreign government restrictions that could cripple the industry by limiting consumer access to dietary supplement products and alternative medicine and increasing costs to manufacturers of these products. The Council for Responsible Nutrition criticized the IOM report, citing the strong safety record of dietary supplements, but restrictions on manufacturers' ability to advertise the efficacy of vitamin, mineral and dietary supplement products limits response to criticism from the pharmaceutical industry. There appears to be an ongoing campaign to label nutritional supplement products as "unsafe" despite their track record.

      At the same time, increased U.S. and foreign regulation of the industry continues to affect manufacturers. The FDA indicated in November 2004 that it will release GMPs for dietary supplements while, at the same time, stating that it will increase regulation of new dietary ingredients. Currently, manufacturers are required to provide pre-market safety notifications for new dietary ingredients ("NDIs") to the FDA 75 days before a product containing the ingredient is introduced to the market. The FDA indicated that it will increase enforcement of the notification requirements.

      So far, attempts to increase government regulation of the industry have met with some success in non-U.S. jurisdictions, including some jurisdictions in which we currently sell products, like New Zealand and the United Kingdom. See "Government Regulation." The European Union Food Supplements Directive is scheduled to go into effect in August 2005 and will control food supplement sales and manufacturing in 25 nations. Among other restrictions, the law (a) will allow only certain vitamins and minerals to be sold and will limit potency levels to one to three times the Recommended Daily Allowance ("RDA"), (b) will outlaw many popular nutrients such as chromium picolinate, and (c) will outlaw entire product categories such as amino acids. Under related legislation - the Traditional Medicines Directive - herbs may be reclassified as drugs and regulated accordingly. Overall, it is anticipated that approximately 5,000 products currently sold in England, Ireland, Holland and Sweden will be outlawed.

      New Zealand recently placed regulation of the nutritional supplements industry there under the same organization that regulates Australia's anti-supplement industry, while Canada harmonized its regulatory scheme to that of Australia in 2003. Several South American countries - including Brazil, Argentina, Paraguay and Uraguay - have recently agreed to harmonize supplement regulation with the European Union Food Supplements Directive. Chile and Bolivia are expected to follow suit.

      More pervasive are proposals submitted by the Codex Alimentarius Commission, or Codex, an agency created in 1963 by two U.N. organizations - the Food and Agriculture Organization and the World Health Organization. The Codex Committee on Nutrition and Foods for Special Dietary Uses ("CCNFSDU") began discussions on guidelines for vitamin and mineral supplements in the 1990's and recently completed work on DRAFT GUIDELINES FOR VITAMIN AND MINERAL FOOD SUPPLEMENTS and submitted them for adoption by the Codex Alimentarius Commission at the Commission's July 2005 meeting. These guidelines apply to vitamin and mineral food supplements intended for use in supplementing the daily diet with vitamins and/or minerals. However, food supplements containing vitamins and/or minerals as well as other ingredients would also need to be in conformity with the specific rules on vitamins and minerals laid down in the Guidelines.

      Although there has been some disagreement between the United States and the European Union, the final guidelines are expected to regulate the maximum amount of vitamins and minerals that can be placed in food supplements. These restrictions are expected to lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions, enabling foreign manufacturers to better compete with U.S. companies. We are unable to predict the impact of the proposed or any final Codex guidelines on our sales to foreign markets. In addition, we are unable to predict how guidelines adopted by Codex would affect the United

States market. Although the FDA has stated that the Codex guidelines will not affect the availability of supplement products to U.S. consumers, the United States is a member of the World Trade Organization ("WTO") and a refusal to harmonize U.S. laws to the guidelines could result in a finding by the WTO dispute resolution panel that the U.S. is engaging in unfair trade practices. In the event of such a finding, the United States could become subject to sanctions in the form of tariffs and pressure will be on Congress to harmonize U.S. standards with those adopted by the WTO.

      Despite increased regulation and negative publicity by competitors in the pharmaceutical industry, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Many studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of conditions, including cancer, heart disease, stroke, arthritis, osteoporosis, mental fatigue, depression, declining immune function, macular degeneration, memory loss and neural tube birth defects.

      We expect that the aging of the United States population, together with a corresponding increased focus on preventative health measures, to continue to influence the demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. In marketing our products, we will need to focus on understanding consumer needs, introducing new products to meet those needs and winning the trust of consumers through the quality and efficacy of our products. In addition, an increasing number of people living the "low-carb lifestyle" require nutritional supplements to prevent deficiencies resulting from the omission of fruits and vegetables from their diet. This represents a new market for vitamin, mineral and herbal products.

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

COMPETITION

      Strong interest in nutritional supplements has resulted in a large number of competitors in the marketplace. We compete with large, nationally known manufacturers such as Country Life, NBTY, Nature's Way, Solgar, Country Life, Natrol, Twinlab (recently purchased by IdeaSphere, Inc.), Nature's Plus, Now Foods and Nutraceutical International Corporation, among others, as well as many smaller manufacturers and distributors of nutritional supplements. Private label products also provide competition to our products. Many of our competitors have greater access to capital and may be better able to withstand volatile market conditions. In addition to competition from other companies in the VMS (vitamin, mineral and supplement) product sector, we experience competition from other sectors of the nutrition industry, including from the functional food sector. Functional foods include breakfast cereals, fortified breads, cholesterol-lowering margarines, and yogurt drinks, among others.

      We believe that the Company competes favorably with other VMS companies because of its reputation for the quality and efficacy of its products as well as for its comprehensive line of products. We offer approximately 200 different vitamin and nutritional supplement products with varying degrees of potency and in a variety of forms (including capsules, liquids, powders, softgels and tablets). We believe that our ability to offer a broad range of high quality products with diversity of form and potency is an important factor in our ability to obtain market share in a highly competitive industry. In addition, we have identified professionals and distributors as our primary market, believing that we can build up our reputation for quality and efficacy through these sources rather than concentrating our efforts on mass market sales in competition with larger companies that have better resources and brand recognition even if many of their product lines are of lower quality than ours.

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

      Also, as mentioned above under "Industry Overview," the nutritional supplement industry experiences competition from members of the pharmaceutical industry as continuing attempts are made to increase regulation of dietary supplements. Such increased regulation, whether foreign or domestic, could result the ban of many products (approximately 5,000 in nations regulated by the European Union Food Supplements Directive) currently available to consumers through health food stores and other distribution outlets as ingredients or products are reclassified as drugs that must be produced by drug companies.

MARKET STRATEGIES

      We have divided sales into multiple market channels:

            o Healthfood stores and professional accounts - Physicians, nutritionists, chiropractors and health care professionals (42%).

            o Distributor accounts - Sales to distributors (to be resold to the professional or retail markets) (43%).

            o     Retail accounts - Direct sales to consumers (15%).

      The Company markets its products under two brands, NutriCology(R) and Allergy Research Group(R). Both brands offer a complete range of products, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. The NutriCology(R) brand is sold to retail stores and consumers directly, while the Allergy Research Group(R) brand is sold to the professional market only.

      The Company markets its products through the use of trade shows, direct marketing to physicians, nutritionists, chiropractors and health care professionals, contractual arrangements with distributors (who market the products themselves), advertising in trade magazines, health-oriented radio talk shows, direct sales to health food stores and pharmacies, and direct catalog sales to consumers. Our direct sales team currently consists of two contracted sales representatives covering critical territories and markets. These two sales representatives, combined with internal support staff, are focused on informing existing customers of our newest products. Through a combination of direct telemarketing, the Company's scientific newsletter "Focus," and extensive market specific mailings, we anticipate increased sales over the next year.

REGULATION

      The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the

"FDA"), the Federal Trade Commission (the "FTC"), and the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements in the United States.

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

      Prior to the enactment of DSHEA, dietary supplements were subject to the same regulatory requirements as other foods. Under DSHEA, manufacturers of dietary supplements became responsible for determining that the dietary supplements they manufactured are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. As a result, dietary supplements do not require approval from the FDA before they are marketed. Except where the manufacturer is introducing a new dietary ingredient, where pre-market review for safety data and other information is required, a manufacturer does not have to provide the FDA with this evidence either before or after it markets its products. In addition, dietary supplements do not require FDA registration prior to production or sale. As indicated above, the manufacturer does, however, have to notify the FDA if it intends to market a dietary supplement in the U.S. that includes a new dietary ingredient. In that case, the manufacturer must demonstrate why the ingredient is reasonably expected to be safe for use in dietary supplements unless the ingredient has already been recognized as a food substance and is present in the U.S. food supply.

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

      During March 2003, the FDA issued proposed current good manufacturing practice ("CGMP") regulations for dietary ingredients and dietary supplements. If adopted as proposed, the new rule would establish new standards or CGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The proposed rule also contains requirements for the design and construction of physical plants, and establishes quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rule includes requirements for maintenance of records and handling of consumer complaints related to the CGMPs. As indicated above, in November 2004 the FDA announced its intention to release CGMPs, citing the establishment of these standards as a priority.

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

      The FDA also indicated that it will increase regulation of new dietary ingredients. Currently, manufacturers are required to provide pre-market safety notifications for new dietary ingredients ("NDIs") to the FDA 75 days before a product containing the ingredient is introduced to the market. The FDA indicated that it will increase enforcement of the notification requirements. A dietary supplement that contains an NDI is deemed to be adulterated unless one of the two following conditions is met: (a) the supplement must contain only dietary ingredients that have been presented in the food supply as an article used for food in a form in which the food has not been chemically altered, or (b) there is a history of use or other evidence of safety establishing that the ingredient, when used under the conditions recommended or suggested in the labeling of the dietary supplement, will reasonably be expected to be safe and the manufacturer or distributor has provided the FDA with information, including citations of published articles, upon which its assertion that product is reasonably expected to be safe is based. The expansion of the NDI list or notification requirements could increase costs or delay product introduction.

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

      Governmental regulations in foreign countries where the Company plans to commence or continue/expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

      The European Union Food Supplements Directive is scheduled to go into effect in August 2005 and will control food supplement sales and manufacturing in 25 nations. Among other restrictions, the law (a) will allow only certain vitamins and minerals to be sold and will limit potency levels to one to three times the Recommended Daily Allowance ("RDA"), (b) will outlaw many popular nutrients such as chromium picolinate, and (c) will outlaw entire product categories such as amino acids. Under related legislation - the Traditional Medicines Directive - herbs may be reclassified as drugs and regulated accordingly. Overall, it is anticipated that approximately 5,000 products currently sold in England, Ireland, Holland and Sweden will be outlawed. New Zealand recently placed regulation of the nutritional supplements industry there under the same organization that regulates Australia's anti-supplement industry, while Canada harmonized its regulatory scheme to that of Australia in 2003. Several South American countries - including Brazil, Argentina, Paraguay and Uraguay - have recently agreed to harmonize supplement regulation with the European Union Food Supplements Directive. Chile and Bolivia are expected to follow suit.

      The Codex Committee on Nutrition and Foods for Special Dietary Uses ("CCNFSDU") began discussions on guidelines for vitamin and mineral supplements in the 1990's and recently completed work on DRAFT GUIDELINES FOR VITAMIN AND MINERAL FOOD SUPPLEMENTS and submitted them for adoption by the Codex Alimentarius Commission at the Commission's July 2005 meeting. These guidelines apply to vitamin and mineral food supplements intended for use in supplementing the daily diet with vitamins and/or minerals. However, food supplements containing vitamins and/or minerals as well as other ingredients would also need to be in conformity with the specific rules on vitamins and minerals laid down in the Guidelines. Although the FDA has stated that the Codex guidelines will not affect the availability of supplement products to U.S. consumers, the United States is a member of the World Trade Organization ("WTO") and a refusal to harmonize U.S. laws to the guidelines could result in a finding by the WTO dispute resolution panel that the U.S. is engaging in unfair trade practices. In the event of such a finding, the United States could become subject to sanctions in the form of tariffs and pressure will be on Congress to harmonize U.S. standards with those adopted by the WTO. In the event U.S. laws are not harmonized to Codex, we would likely experience increased competition in countries that do as a result of dosage restrictions that would require U.S. manufacturers to lower dosages in order to market products in those jurisdictions.

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

EMPLOYEES

      As of the date of this report, the Company employs approximately 30 full-time and three part-time employees. The Company does not have any collective bargaining agreements with its employees and we believe our employee relations are good.


INTELLECTUAL PROPERTY

      Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has approximately 14 trademark registrations with the United States Patent and Trademark Office, including for Allergy Research Group(R) and NutriCology(R). We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, we have obtained no patents for our vitamin and nutritional supplement products.

ITEM 2. DESCRIPTION OF PROPERTY

      We moved to a new facility during February 2005. Our new main administrative office and warehouse is located in Alameda, California and is leased from AriBen Corporation, a California corporation that is wholly-owned by the Company's Chief Executive Officer and Chief Financial Officer, Stephen Levine, and its Secretary, Susan Levine. The new facility consists of approximately 29,821 square feet of office and warehouse space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. Our new facility will provide a more geographically beneficial location, closer to our existing and potential workforce, and the facility can accommodate internal manufacturing, greater quality control and expansion better than the Company's prior facility.

ITEM 3. LEGAL PROCEEDINGS

      There have been no changes to the legal proceedings previously disclosed in our periodic reports.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol "ALRG." The following table sets forth the trading history of the Common Stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2003 and 2004, as reported by Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

           Quarter          Quarter         Quarter
           Ending             High            Low
           ------             ----            ---
          3/31/2003          $0.42           $0.17
          6/30/2003          $0.64           $0.29
          9/30/2003          $0.99           $0.40
          12/31/2003         $0.92           $0.71
          3/31/2004          $1.50           $0.73
          6/30/2004          $1.25           $0.85
          9/30/2004          $1.10           $0.85
          12/31/2004         $1.14           $0.85
          3/8/2005*          $1.12           $0.93

*Reflects partial period.

HOLDERS

      As of December 31, 2004, there were approximately 107 holders of record of the Company's Common Stock. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.


EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------
                                (a)                          (b)                    (c)
--------------------------------------------------------------------------------------------------
Plan category                   Number of                Weighted-average       Number of
                                securities to be          exercise price of     securities
                                issued upon               outstanding           remaining
                                exercise of               options, warrants     available for
                                outstanding               and rights            future issuance
                                options, warrants                               under equity
                                and rights                                      compensation plans
                                                                                (excluding
                                                                                securities
                                                                                reflected in
                                                                                column (a))
--------------------------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders               338,750                     $0.40                  661,250
--------------------------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders                     0                     $0.00                        0
--------------------------------------------------------------------------------------------------
Total                          338,750                     $0.40                  661,250
--------------------------------------------------------------------------------------------------

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

      o FACTORS THAT COULD AFFECT FUTURE RESULTS. This section discusses factors and other variables affecting our operating results and cautions readers that past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

      o OVERVIEW. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

      o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the years ended December 31, 2004 compared to 2003. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

      o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2004.

      o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

      o RECENT ACCOUNTING PRONOUNCEMENTS. This section summarizes accounting pronouncements issued throughout the year and indicates any potential impact on the Company.

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

OVERVIEW

      BUSINESS DESCRIPTION. We strive to be an innovative leader in nutraceutical research and product formulation. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell our own brands, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors, to medical and professional accounts, retail stores and consumers directly. We offer a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

      Dr. Hoang will continue to work on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and the Company whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products, that can be added to our current line of products as health food or dietary supplements.

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

      FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

      REVENUES. During the fiscal year ended December 31, 2004, we had net sales of $15,136,592, representing an increase of $1,483,736 from net sales of $13,652,856 during fiscal year ended December 31, 2003. The overall increase of 11% was driven by an increase in direct sales to retail customers of approximately 38%, an increase in sales to distributors of approximately 4%, and an increase in sales directly to professionals and health food stores of approximately 11%. The increase in sales is primarily the result of the introduction of new products and effective marketing efforts.

      COST OF SALES. Cost of sales increased $843,120 to $8,667,078 for the year ended December 31, 2004, compared to $7,823,958 for the year ended December 31, 2003. The increase in cost of sales corresponds with the increase in sales. Gross profit margins remained stable at approximately 43% for 2004 and 2003.

      OPERATING EXPENSES. Total operating expenses increased by approximately $414,306 or 11% to $4,281,120 for the year ended December 31, 2004 from $3,866,814 for the year ended December 31, 2003, primarily attributable to the timing of officers bonuses (none in 2003 for the CEO and VP/Secretary), increased matching contributions to our 401(k) plan for all participants, and increased credit card processing fees. These increases were partially offset by a reduction in our outside sales staff in 2003, a reduction in depreciation expense associated with fully depreciated assets that are still in good working condition and, reduced equipment rental fees due to the purchase of equipment.

      INTEREST EXPENSE. There was no interest expense incurred during 2004 because the line of credit was not used. During 2003 interest expense was $1,170.

      INCOME TAXES. As of December 31, 2004 and 2003 we accrued $104,960 and $134,408, respectively, of income tax payable and recognized a provision for income tax expense of $930,661 and $328,393, respectively. As of December 31, 2004, our parent company has approximately $600,000 in state net operating loss carryforwards, which expire principally in 2005, and have not been recognized.

      NET INCOME. During the period ended December 31, 2004, we experienced net income of $1,282,736, as compared to net income of $1,643,770 for the period ended December 31, 2003. The overall decrease is due to the increase in operating expenses and income tax expense.

      EARNINGS PER SHARE. Earnings per share have decreased to $0.09 per share for the year ended December 31, 2004, versus $0.11 per share for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      For the past five years combined we have generated net income of $4,515,901. We believe that we will continue to generate net income, so long as we continue to generate sales at the current level. We are currently financing our operations through cash generated by operating activities.

      FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

      Cash Flows

      OPERATING ACTIVITIES. Net cash flow provided by operating activities was $417,573 and $1,609,484 for the years ended December 31, 2004 and 2003, respectively. Net cash provided by operating activities for both years primarily reflects net income and changes in operating assets and liabilities, partially offset by non-cash expenses. The decrease in cash flows provided by operating activities from year to year is predominately explained by our increase in inventory, which was necessary due to: (a) increased demand for new products,
(b) purchases of larger quantities of imported raw materials in order to avoid delays in receiving the material, (c) stocking of finished goods in anticipation of the down time associated with our move to a new location in early 2005, and
(c) purchases of larger amounts of inventory from one of our vendors who accounts for more than ten percent of our purchases. This particular vendor is experiencing financial difficulties. In order to avoid any potential shortages, we increased our purchases from this vendor during the third quarter. The vendor then reorganized during the fourth quarter and we resumed our normal purchasing pattern with that vendor. It is our current understanding that the vendor will continue in operation. While our inventory has increased, we have not experienced a corresponding increase in accounts payable because we have sufficient cash resources to pay our vendors, enabling us to take advantage of available trade discounts resulting in reduced cost of products.

      INVESTING ACTIVITIES. Net cash flows provided by investing activities during 2004 and 2003 was $13,736 and $3,314, respectively, and primarily resulted from repayments from officers for an outstanding loan, offset by purchases of computer equipment and copy machines (2003).

      FINANCING ACTIVITIES. Net cash flows provided by financing activities were $9,800 in 2004, which represents the cash proceeds of stock options that were exercised during the year. Net cash flows used in financing activities during 2003 was $248,271, consisting primarily of purchases of treasury stock and repayments on capital lease obligations, partially offset by stock options which were exercised yielding cash proceeds of $8,000.

      COMMON STOCK REPURCHASE PROGRAM. On May 3, 2002, we announced a stock repurchase plan, whereby the Company could repurchase between 1,000,000 and 2,500,000 shares of its common stock in open market transactions, from time to time, during the succeeding two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. From the inception of the plan through December 31, 2004, the Company repurchased 383,250 shares of common stock for $81,573. On May 12, 2003, options for all of the repurchased shares of common stock were granted to employees under the 1998 Stock Option Plan. During December 2003, we repurchased 250,000 shares of common stock from our chief executive officer for $207,500.

      Current Financial Condition/Risk Analysis

      At December 31, 2004, the Company had positive working capital of $4,960,277, compared to working capital at December 31, 2003 of $3,503,764. Working capital increased as a result of our cash flows generated from operating activities, which has increased our cash position and allowed us to minimize outstanding liabilities. Approximately 97% of our current liabilities are due within 60 days or less and approximately 96% of our accounts receivable are due within 60 days or less. We have focused our cash management efforts on actively managing our receivables and payables. We finance our inventory and accounts receivable through income from operations. We have a line of credit available if income from operations should fail to provide the financing needed. If customer demand should drop off due to such factors as pricing pressures imposed by competitors, customer bankruptcies or some other unforeseen circumstances, our access to funds may be restricted.

      During 2004, we experienced a concentration of approximately 51% of our manufacturing with four separate vendors (concentration ranging from 24% to 9% with each individual vendor.) We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that we have good relations with all of our current manufacturers and suppliers. However, we believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

      Approximately 11% of our total sales in 2004 were attributable to a single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sell directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales.

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

      The U.S. economy in general is being adversely affected by past terrorist activities and the threat of future activities, the War on Terrorism and current military actions in Iraq and other potential military action. Any economic downturn resulting from such activities could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. In addition, in response to these activities and potential activities, on March 19, 2003, the FDA issued four new security guidance documents designed to step-up the inspection of foods and food ingredients entering or present within the U.S. Although these guidance documents are not mandatory, they represent the recommendations of the FDA, which are generally followed in the food industry. As yet, it is unclear what effect, if any, the compliance with these guidance documents by members of the food industry has had on the dietary supplement industry. Certain dietary ingredients may also represent food ingredients that are subject to these types of inspections. Although the guidance documents are part of Operation Liberty Shield, which is designed to minimize impact to the economy, the increased surveillance of domestic and imported foods may result in delays and/or increased expenses in the food industry and indirectly affect our business operations.

      In addition, during March 2003, the FDA issued proposed current good manufacturing practice (CGMP) regulations for dietary ingredients and dietary supplements. If adopted as proposed, the new rules would establish new standards or CGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The proposed rule also contains requirements for the design and construction of physical plants, and establishes quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rule includes requirements for maintenance of records and handling of consumer complaints related to the CGMPs. The FDA indicated in November 2004 that the release of final CGMPs is a priority for this fiscal year.

      Although there are certain small business exemptions under the labeling requirements, the FDA estimates that the proposed rule will have a significant impact on small businesses under the Regulatory Flexibility Act, with small business bearing a proportionately larger cost than large businesses. As originally proposed, the rule is designed to cover all types of dietary supplements. However, recognizing that the new rule, if adopted, would have a greater economic impact on small businesses, the FDA included a three-year phase-in period for small businesses. As a result, businesses with fewer than 500 employees would not be required to be in complete compliance with the new regulations until three years after they became effective. If the proposed rule is adopted as proposed, we will attempt to spread the implementation expenses across the three-year phase-in period and may incur some of these expenses during the next twelve months of operations.

      CONTRACTUAL OBLIGATIONS. Our Contractual Obligations and Commercial Commitments are detailed below:


  --------------------------- -------------------------------------------------------------------------------------
         Contractual
         Obligations                                         Payments Due by Period
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
                                                    Less
                                                    Than 1               1-3             4 - 5         After 5
                                   Total             Year               Years            Years          Years
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Line of Credit(1)
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Capital Lease
  Obligations
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Operating Leases(2)              $2,880,000           $288,000            $864,000      $576,000  $1,152,000
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Purchase Obligations(3)            $462,115           $462,115
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Total Cash Contractual
  Obligations                      $3,342,115           $750,115            $864,000      $576,000  $1,152,000
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------

(1) This represents our borrowings under the line of credit with Merrill Lynch, which had a zero balance as December 31, 2004 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of December 31, 2004, the interest rate on the line of credit was 5.14% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if we were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.
(2) Represents our new Alameda, California location lease with AriBen Corporation, a related party. See "Related Party Transactions" under
         Item 12.
(3) Represents contracts associated with the facility move to Alameda. Includes a coordinator for the warehouse move and warehouse equipment upgrades, new phone and communication system and leasehold improvements payable to AriBen Corporation of $350,000.

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

      INCOME TAXES

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

      SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, and future taxable income in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. No deferred tax asset has been recognized as of December 31, 2004.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued the following accounting pronouncements, of which, SFAS 123R is the only one that may have a significant effect on our financial statements:

      March 2004 - EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

      June 2004 - EITF Issue No. 02-14, "WHETHER AN INVESTOR SHOULD APPLY THE EQUITY METHOD OF ACCOUNTING TO INVESTMENTS OTHER THAN COMMON STOCK." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. This statement does not affect the Company.

      November 2004 - SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

      December 2004 - Revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      December 2004 - SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

      December 2004 - SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

ITEM 7. FINANCIAL STATEMENTS

      Please see our audited consolidated financial statements for the year ended December 31, 2004, attached hereto.

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

NAME                                  POSITION HELD(1)
----                                  ----------------

Stephen Levine, Ph.D.                 Chief Executive Officer, Chief Financial
2300 North Loop Road                  Officer, and Chairman of the Board
Alameda, CA 94502

Manfred (Fred) Salomon                President
2300 North Loop Road
Alameda, CA  94502

Susan Levine                          Vice-President, Secretary, Director
2300 North Loop Road
Alameda, CA 94502

Ed Kane (1)                           Director
45 Reese Road
Millville, NJ 08332

         (1) Mr. Kane acts as an independent director for the Company.

      The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

      STEPHEN LEVINE, PH.D. (55) has served as the Company's Chief Executive Officer from December 1997 to January 1999 and recommenced service to the Company in that capacity in January 2000, upon resignation of the interim CEO. Dr. Levine has been Chairman of the Board and a Director of the Company since December 1997. In January 2001, Levine was appointed Chief Financial Officer of the Company. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. He now serves as Chairman of the Board of Directors, as well as being employed as the Chief Executive Officer. Dr. Levine is the author of AntiOxidant Adaptation, Its Role in Free Radical Pathology. Dr. Levine is the husband of Susan Levine, who acts as Vice-President and Secretary of the Company.

      FRED SALOMON (66) has served as President since August 12, 2003. He was hired in 2002 to fill the role of Director of Operations. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry, where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. For the last 20 years, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

      SUSAN LEVINE (51) has served as the Secretary, Director, and Vice-President to the Company since December 1997. Mrs. Levine resigned her board membership temporarily between January 1999 and January 2000. Since 1980, Mrs. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of the Company. Prior to working for the Company, Mrs. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

      ED KANE (77) was appointed to the Company's Board of Directors on November 8, 2000. From 1955 to present, Mr. Kane has acted as the sole owner and chief executive officer of Kane Steel, a company that has current gross sales of $25 million and over 120 employees. Mr. Kane also started K-TRON International ("KTII") in 1964. KTII was the first to digitize weigh feeding, which is a system used to continuously weigh and feed material for the process industries. KTII is listed on the over-the-counter market and is a $120 million company today, with plants in Switzerland and the United States. In addition, Mr. Kane started K-FLOW International ("KFI") in 1980 to manufacture a patented mass flow meter. KFI was merged into the instrument division of the Swiss firm Asea Braun Bavari in 1991. Expanding into the health field ten years ago, Mr. Kane and his wife Patricia, a Ph.D., founded BodyBio Corporation, a specialized laboratory analysis service utilized by physicians worldwide in interpreting blood test results. Mr. Kane is currently the chief executive officer of BodyBio Corporation. Mr. Kane has been a student of science and medicine for most of his adult life, and holds a degree from Temple University. Mr. Kane's particular focus has been on fatty acid metabolism. He has been a visiting professor at the Wharton School of Business in Philadelphia and instructs physicians in a biomedical course on lipid metabolism five times yearly. Mr. Kane holds several U.S. patents on steel structures, instrumentation and biochemistry. The city of Millville, New Jersey recognized Mr. Kane as one of the three leading industrialists of the last half century.

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

      HORTENSE AMARANTE serves as Customer Service Manager for the Company. One of the most senior employees at the Company, Ms. Amarante has been with the Company since 1990 filling many roles, primarily in the accounting department. Prior to joining the Company, Ms. Amarante worked in the Accounting Department for First Select Visa for five years. Ms. Amarante was educated in Portugal and holds a Bachelors of Arts degree in Education.

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

      LUBA VOLOSHKO, PH.D. has served as Director of Quality Control for the Company since 1998. Dr. Voloshko came to the Company with a Ph.D. in chemistry from the Moscow University of Chemical Technology. Dr. Voloshko was the Chemical Department Chief at the Laboratory of Forensic Science in Riga Latvia for twelve years from 1984 through 1997 before coming to the U.S. Dr. Voloshko keeps abreast of all FDA regulations related to the nutritional supplement industry, conducts random and specific product and material testing, oversees the receipt and release of all raw materials and finished goods, and reviews product labeling for accuracy.

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

      DR. FOUAD I. GHALY, M.D. Dr. Ghaly has been consulting with the Company since 1999. He specializes in cardiovascular health, using a preventive medical approach in both his cardiovascular and anti-aging protocols. Dr. Ghaly has appeared on several local television programs focusing on cardiovascular health, as well as lecturing at conferences worldwide, most notably in the Soviet Union in 1992 at the Cardiovascular Institute. Dr. Ghaly has acted as a diplomat for the American Board of Anti-Aging Medicine (June 1999) and for the American Board of Anesthesiology (March 1975). For the past five years, he has been engaged in private practice in Beverly Hills, CA, and acts as President of the Rejuvenation & Longevity Medical Clinic. Dr. Ghaly received his M.D. from the University of Alexandria Medical School in Alexandria, Egypt in 1965, with internships and residencies in Egypt, Canada and Johns Hopkins Hospital in Baltimore, MD.

      DR. BA HOANG. Dr. Hoang has been an employee of the Company since January 2000. He is also a scientific advisor with Get Well International, Inc., and research consultant for the Institute of Transplant Research at the University of California Davis. From 1996 to 1998, Dr. Hoang acted as founder and director of the Research of the Natural Immune Supplements Corp., where he focused on research and development of natural supplements for chronic infectious diseases, chronic viral infections, allergy, asthma, auto-immune diseases and immune suppressed conditions. From 1995 to present, Dr. Hoang has acted as research collaborator of the Biochemistry Department of the Royal Holloway University of London, where he works on the investigation of anti-HIV1 activities and the mode of action of herbal species. He is the co-receiver of the Wellcome Trust Grant. From 1993 to 1996, Dr. Hoang was senior research associate St. Petersburg Pediatric Medical Academy, Russia, where he conducted research for the development of a new approach to the diagnosis and treatment of Auto-Immune Thrombocytopenic Purpura Asthma. Dr. Hoang has received the Visa O1 for persons with extraordinary ability in science, and has published several articles in medical journals.

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

      The Company currently does not have an audit committee. All of the responsibilities which would normally fall upon an audit committee under the provisions of the Securities Act of 1934 and the Corporate Fraud Accountability Act of 2002 are and will be the responsibility of the full Board. It is the practice of the Board to review the Company's audited annual financial statements and unaudited quarterly financial statements with the Company's independent auditors. Our independent director has the opportunity to separately review our financial statements with our auditor.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      To our knowledge, all reports which were required to be filed by our directors, officers or principal shareholders during 2004 under Section 16(a) of the Securities Exchange Act of 1934, were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

     The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                                          SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                                                  --------------------------------------
                                      Annual Compensation                   Awards             Payouts
                               ---------------------------------- --------------------------- ----------
                                                        Other                    Securities
                                                       Annual      Restricted      Under-                All Other
                                                       Compen-       Stock         lying        LTIP       Compen-
Name and Principal              Salary      Bonus      sation       Award(s)      Options     Payouts      sation
Position             Year         ($)        ($)         ($)          ($)           (#)          ($)      ($) (1)
-------------------- --------- ---------- ----------- ----------- ------------ -------------- ---------- -----------
Stephen Levine, CEO  2002        250,000      90,000                                                         16,505
                     2003        299,846           -                                                         10,890
                     2004        324,477     125,000                                                         25,422

Manfred (Fred)       2002(2)      43,077      25,000
Salomon,             2003        112,308     100,000                                  98,250                  3,923
President            2004        120,923     120,000                                                         12,231


Susan Levine,        2002        141,940      50,000                                                          7,500
Secretary            2003        179,255                                                                      8,743
                     2004        195,517      50,000                                                         19,580

      (1) Includes matching funds contributed under the Company's 401(K) Plan, auto allowances (2002) and premiums paid on Officer Life Insurance and disability policies.
      (2) Mr. Salomon began working for the Company on July 15, 2002 as the Director of Operations. He was appointed President on August 12, 2003.

During the last fiscal year ended December 31, 2004, we did not grant any stock options to executive officers. Options granted in 2003 are included in the table below:

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                          Number of Securities   % of Total
                          Underlying Options/    Options/SAR's Granted
                          SARs                   to Employees in         Exercise or Base       Expiration
Name                      Granted (#)            Fiscal Year             Price ($/Sh)           Date
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


                                                                        Number of
                                                                        Securities
                                                                        Underlying            Value of Unexercised
                                                                        Unexercised           In-the-Money
                                                                        Options/SARs at       Options/SARs at FY-
                                                                        FY-End (#)            End ($)

                           Shares Acquired on                           Exercisable/          Exercisable/
Name                       Exercise (#)           Value Realized ($)    Unexercisable         Unexercisable
-------------------------- ---------------------- --------------------- --------------------- ----------------------
Manfred Salomon                                0                     0        98,250/0            $102,180/0(1)

      (1)   On May 12, 2003, the Company issued options to purchase 98,250 shares of Common Stock to Manfred Salomon under the Company's 1998
            Incentive Stock Option Plan. These options can be exercised for $.40 per share and were fully vested on the grant date. The options expire on May 12, 2008.

REMUNERATION PAID TO DIRECTORS

     No remuneration was paid to the Company's directors during its fiscal year ended December 31, 2004.

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

      An option granted under the 1998 Incentive Stock Option Plan expires five
(5) years from the date of grant or, if earlier, on the date of the optionee's termination of employment or service, or no more than six (6) months of the optionee's death or disability. Options granted under the 1998 Incentive Stock Option Plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The Board of Directors has authority to grant options under the 1998 Incentive Stock Option Plan to non-officer employees (including outside directors) of the Company and consultants to the Company at an exercise price not greater than the fair market value of the Common Stock on the date of grant.

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

      RULE 401(k) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company will match 50 percent of an employee's contribution, limited to 5% of the employee's compensation. Total provisions with respect to these plans approximated $43,600 and $91,000, for the years ended December 31, 2003 and 2004, respectively.

      CAFETERIA PLAN. In May 1999, the Company adopted the NutriCology, Inc./Allergy Research Group, Inc. Cafeteria Plan pursuant to section 125 of the Internal Revenue Code ("Cafeteria Plan"), retroactive to January 1999. Eligible employees may contribute a portion of their upcoming pay to special funds or accounts to pay for certain benefits under the Cafeteria Plan, including health care reimbursement, day-care assistance and insurance premiums on health care insurance programs. Ordinarily, these expenses would be paid with out-of-pocket, taxable dollars. Under the Cafeteria Plan, the amounts contributed are not subject to Federal income or Social Security taxes. Employees may submit requests for reimbursement of these expenses to the administrator of the Cafeteria Plan, BenefitStreet.com, at any time during a plan year. At the end of each plan year, the employees will forfeit any unspent monies unless requests for reimbursement are made no later than 60 days after the end of the year. We automatically contribute enough of the employee's compensation to pay for insurance coverage provided under our health plan; however, it is up to the employee to determine the amount of any additional contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2004 concerning the beneficial ownership of our common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

------------------------------ ----------------------------------- ---------------------------- --------------------
                                 Name and Address of Beneficial       Amount and Nature of          Percent of
Title of Class                               Owner                    Beneficial Ownership          Class(1)(2)
------------------------------ ----------------------------------- ---------------------------- --------------------
$.001 par value common stock   Stephen A. Levine, Ph.D.                         10,113,250                71%(3)
                               2300 North Loop Road
                               Alameda, CA 94502

$.001 par value common stock   Susan D. Levine                                  10,113,250(4)             71%
                               2300 North Loop Road
                               Alameda, CA 94502

$.001 par value common stock   Manfred Salomon                                      99,750(5)             .7%
                               2300 North Loop Road
                               Alameda, CA  94502

$.001 par value common stock   Officers and Directors as a group                10,114,750                70%


(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2004, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person.
(2)   Percentages are based on 14,516,605 shares outstanding on March 8, 2005.
(3) Represents shares held jointly with the Company's Secretary, Susan D. Levine, as community property.
(4) Includes 10,113,250 shares held jointly with our Chief Executive Officer, Stephen A. Levine.
(5) Includes options to purchase 98,250 shares of common stock at an exercise price of $.40 per share which are fully vested.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Stephen Levine, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Secretary, are husband and wife.

      On January 4, 2005, the Company entered into a lease for office and warehouse space located at 2300 North Loop Road, Alameda, California with AriBen Corporation, a single-purpose California corporation that is wholly-owned by Stephen and Susan Levine. The leased premises consist of approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit is required under the lease.

      We have reimbursed AriBen Corporation for some of the tenant improvements which were built out to our specifications in the amount of $350,000. We believe that the new facilities provide a more geographically beneficial location, closer to our existing and potential workforce, and the facilities can accommodate internal manufacturing, greater quality control and expansion better than our prior facilities.

      Stephen and Susan Levine loaned NutriCology approximately $286,000 prior to its reverse acquisition by the Company in 1998. The loan has been offset and exceeded by advances made to the Levines between 1997 and 1999, seventy-three percent (73%) of which were made prior to the reverse acquisition. Each advance was made as a non-interest bearing, due on demand loan on the books of the Company. Interest (8% per annum) has been accrued and paid on these loans in the amount of $3,088 and $5,137 for the years ended December 31 2004 and December 31, 2003, respectively. The Company's audited financial statements indicate that as of December 31, 2004 and 2003, the amounts due from Dr. Levine were $28,818 and $55,730, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


ITEM                                                                                           EXH. NO.
----                                                                                           --------
Registrant's Articles of Incorporation*                                                          3.1
Registrant's Articles of Amendment to Articles of Incorporation dated January 15, 1998*          3.2
Registrant's Bylaws*
3.3
Form of Common Stock Certificate*                                                                4.1
Form of Non-Qualified Stock Option*                                                              4.2
Form of Incentive Stock Option*                                                                  4.3
Form of Common Stock Purchase Warrant*                                                           4.4
1998 Stock Option Plan*                                                                          4.5
Subsidiaries of the Registrant                                                                    21
License Agreement between Registrant and Jim Cassidy dated March 21, 2000*                      10.1
Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*#                          10.2
Loan and Security Agreement between Registrant and Aerofund Financial, Inc.*                    10.3
Code of Business Conduct and Ethics**                                                           10.4
Lease between Registrant and AriBen Corporation dated January 4, 2005***                        10.5
Consent of Independent Auditor                                                                  23.1
Certificate of Stephen A. Levine required by Rule 13a-14(a) or Rule 15d-14(a) of the
  Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley
  Act of 2002                                                                                     31
Certificate of Stephen A. Levine pursuant to 18 U.S.C. Section 1350, as adopted pursuant
  to Section 906 of the Sarbanes-Oxley Act of 2002                                                32
Haight-Ashbury Free Medical Clinic Design Research Survey*                                      99.1


* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File #0-27227).
** Incorporated by reference to the corresponding Exhibit previously filed with Registrant's Form 10-KSB on March 31, 2003.

***Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on January 4, 2005.
# Registrant requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and separately filed such exhibit with the Commission in conjunction with the filing of its registration statement of Form 10-SB.

(b)   Form 8-K Reports

      A Current Report on Form 8-K was filed with the Commission on January 4, 2005 under Item 1.01 (Entry Into a Material Definitive Agreement) disclosing the lease with AriBen Corporation, a single-purpose entity wholly-owned be Stephen and Susan Levine, our CEO and Secretary, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

      The firm of Clancy and Co., P.L.L.C. served as the Company's independent public accountants for the years ended December 31, 2004 and 2003. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accountants.

      Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

      The aggregate fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2004 and 2003 was $42,500 and $40,500, respectively.

Audit-Related Fees

      None.

Tax Fees

      The aggregate fees billed for tax compliance rendered by our independent auditors for the years ended December 31, 2003 and 2004 was $5,000 for each year.

All Other Fees

      None.

Audit Committee Pre-Approval Policies and Procedures

      The Company does not currently have an Audit Committee. The Company's current policy is that the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2004 and 2003. Our independent auditors did not provide us with any non-audit services during the periods indicated above.

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Report of Independent Registered Accounting Firm.............................F2

Consolidated Balance Sheet ..................................................F3

Consolidated Income Statements ..............................................F4

Consolidated Statements of Changes in Stockholders' Equity ..................F5

Consolidated Statements of Cash Flows .......................................F6

Notes to Consolidated Financial Statements ..................................F7



                                       F1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALLERGY RESEARCH GROUP, INC.

We have audited the accompanying consolidated balance sheet of Allergy Research Group, Inc., a Florida Corporation, and Subsidiary (the "Company") as of December 31, 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for two preceding years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States of America.



Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 22, 2005


                                       F2

                        ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 2004

ASSETS
------
Current assets
   Cash and cash equivalents                                                   $ 2,145,638
   Accounts receivable, net of allowance for doubtful accounts of $45,000          758,068
   Inventories (Note 3)                                                          2,550,315
   Prepaid expenses and other current assets                                       197,275
   Prepaid income taxes                                                             61,858
                                                                               ------------
Total current assets                                                             5,713,154
                                                                               ------------

Property and equipment, net (Note 4)                                               120,583
                                                                               ------------

Other assets
   Related party receivables - due from officers (Note 2)                           28,818
   Intangible assets, net of amortization of $29,753 (Note 5)                       13,180
                                                                               ------------
Total other assets                                                                  41,998
                                                                               ------------

TOTAL ASSETS                                                                   $ 5,875,735
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                                            $   340,215
   Accrued expenses (Note 6)                                                       307,702
   Income taxes payable (Note 10)                                                  104,960
                                                                               ------------
Total Current Liabilities                                                          752,877
                                                                               ------------

Commitments and Contingencies (Note 11)                                                 --

Stockholders' equity
Preferred stock:  $0.25 par value, authorized: 1,000,000
     issued and outstanding:  None                                                    None
Common stock: $0.001 par value, authorized shares: 100,000,000;
     issued: 15,105,355, outstanding: 14,516,605                                    15,105
Additional paid-in capital                                                       1,149,705
Retained earnings                                                                4,237,649
Less:  treasury stock, at cost (588,750 shares)                                   (279,601)
                                                                               ------------
Total stockholders' equity                                                       5,122,858
                                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 5,875,735
                                                                               ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                            F3

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECMEBER 31, 2004 AND 2003

                                                     2004               2003
                                                 -------------     -------------

Net sales                                        $ 15,136,592      $ 13,652,856
Costs of sales                                      8,667,078         7,823,958
                                                 -------------     -------------
Gross margin                                        6,469,514         5,828,898
                                                 -------------     -------------

Operating expenses
   Selling, general and administrative              3,982,221         3,612,034
   Research and development                           298,899           254,780
                                                 -------------     -------------
Total operating expenses                            4,281,120         3,866,814
                                                 -------------     -------------

Earnings from operations                            2,188,394         1,962,084
                                                 -------------     -------------

Other income (expense)
   Interest income                                     25,003            11,249
   Interest expense                                        --            (1,170)
                                                 -------------     -------------
Total other income (expense)                           25,003            10,079
                                                 -------------     -------------

Earnings before income taxes                        2,213,397         1,972,163

Provision for income taxes (Note 10)                  930,661           328,393
                                                 -------------     -------------

Net earnings available to common stockholders    $  1,282,736      $  1,643,770
                                                 =============     =============

Basic earnings per share                         $       0.09      $       0.11
                                                 =============     =============

Diluted earnings per share                       $       0.09      $       0.11
                                                 =============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F4


                                            ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                    COMMON       COMMON      ADDITIONAL
                                       PREFERRED     STOCK       STOCK         PAID-IN       RETAINED      TREASURY
                                         STOCK      SHARES       AMOUNT        CAPITAL       EARNINGS       STOCK        TOTAL
                                       ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                 -      15,105,355       $15,105      $1,141,377    $1,311,143    $(81,573)   $ 2,386,052
Repurchase of common stock [250,000
     shares]                               -           -                 -               -             -    (207,500)     (207,500)
Exercise of employee stock options
     [20,000 shares]                                                                 3,743                      4,257         8,000
Net earnings                               -           -                 -               -     1,643,770            -     1,643,770
                                       ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                 -      15,105,355        15,105       1,145,120     2,954,913    (284,816)     3,830,322
Exercise of employee stock options
     [24,500 shares]                       -           -                 -           4,585             -        5,215         9,800
Net earnings                               -           -                 -               -     1,282,736            -     1,282,736
                                       ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                 -      15,105,355      $ 15,105 $    1,149,705     $4,237,649   $(279,601)  $  5,122,858
                                       =============================================================================================

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F5

                                  ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2004AND 2003

                                                                                 2004              2003
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net earnings                                                                 $ 1,282,736       $ 1,643,770
                                                                             ------------      ------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                               132,222           171,254
     Change in provision for doubtful accounts                                    (9,000)              116
     Change in deferred taxes                                                    284,024           120,061
Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                   (71,121)          (86,506)
    (Increase) decrease in inventories                                          (953,588)            4,862
    (Increase) decrease in prepaid expenses and other current assets            (161,027)           21,163
    (Increase) decrease in security deposits                                      18,019            11,711
     Increase (decrease) in accounts payable                                    (120,626)         (282,928)
     Increase (decrease) in accrued liabilities                                   45,382           (57,742)
     Increase (decrease) in income taxes payable                                 (29,448)           63,693
                                                                             ------------      ------------
Net cash flows provided by operating activities                                  417,573         1,609,484
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Acquisition of property and equipment                                         (11,806)          (68,187)
   Expenditures for intangible assets, trademarks                                 (1,370)             (460)
   Repayments from officers                                                       26,912            71,961
                                                                             ------------      ------------
Net cash flows provided by investing activities                                   13,736             3,314
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Purchases of treasury stock                                                        --          (207,500)
   Exercise of employee stock options                                              9,800             8,000
   Repayments on capital lease obligations                                            --           (48,771)
                                                                             ------------      ------------
Net cash flows provided by (used in) financing activities                          9,800          (248,271)
                                                                             ------------      ------------

Increase in cash and cash equivalents                                            441,109         1,364,527
Cash and cash equivalents, beginning of year                                   1,704,529           340,002
                                                                             ------------      ------------
Cash and cash equivalents, end of year                                       $ 2,145,638       $ 1,704,529
                                                                             ============      ============

CASH PAID FOR:
   Interest                                                                  $        --       $     1,170
                                                                             ============      ============

   Income taxes                                                              $   602,798       $   143,035
                                                                             ============      ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      F6

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

DESCRIPTION OF BUSINESS

Allergy Research Group, Inc. (the "Company"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, Nutricology, Inc. has produced quality, hypoallergenic nutritional supplements and currently supplies products to physicians and health care practitioners worldwide. Nutricology, Inc. was acquired by the Company in February 1998. The Company is headquartered in Alameda, California and the Company's shares are quoted on the "Over-the-counter (OTC) Bulletin Board."

The Company sells its products (i) directly to consumers and to medical, professional and retailers and (ii) through distributors who sell products to professionals and retailers. The Company develops, contract manufactures, markets and sells its own brand of products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. The Company offers a line of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. The Company's products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. The Company's liquid and powder products are packaged by outside vendors and manufacturers. The Company is expanding into the field of research on pharmaceuticals and nutraceuticals and continues to add new products to its existing product line.

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

BUSINESS SEGMENT INFORMATION - The Company operates in one industry segment: developing, marketing and distributing natural nutritional supplements. The Company's sales are primarily to distributors (43%) and to health care professionals and health food stores (42%) throughout the United States. The Company has one customer that accounts for approximately 11% of its sales, or $1,665,000 in sales.

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

(b) Sales - The Company has one customer that accounted for approximately 11% (2003: 12%) of sales and one customer (2003: two customers) that individually accounted for more than 10% of total accounts receivable.

(c) Purchases - The Company purchases raw materials and uses outside vendors for the manufacture of products. The Company has one vendor (2003: three vendors) that individually accounted for more than 10% of total vendor purchases, representing approximately 24% (2003: 49%) of the Company's manufacturers and suppliers of raw materials. In 2004, three vendors each individually accounted for 9% of purchases, whereas in 2003 they were at 10%.

(d) Product - The Company has one product that individually accounts for more than 10% of its sales dollars. In 2003 there were two products, but one of the products slipped to 9% during 2004.

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

REVENUE RECOGNITION - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses. Revenues are presented net of returns and allowances. Sales returns and allowances for 2004 and 2003 were $1,479,779 and $1,286,389, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due, historical experience and a detailed review of certain individual customer accounts. The Company reviews a customer's credit history before extending credit, however, a specific reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

                                       F8

COST RECOGNITION - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs totaled $298,899 for 2004 (2003: $254,780).

ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled $78,404 in 2004 (2003: $59,920).

INCOME TAXES - The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

EARNINGS PER SHARE - Basic earnings per share ("EPS") is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options. Total potential common shares not included in the computation of dilutive EPS for 2003 was 150,000 shares because their impact would be antidilutive based on current market prices.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31:

                                                               2004             2003
                                                           ------------     ------------
Numerator: net earnings                                    $ 1,282,736      $ 1,643,770

Denominator:
  Weighted-average shares used to compute basic EPS         14,508,955       14,712,489
  Dilutive potential common shares                             206,289          106,346
                                                           ------------     ------------
  Weighted-average shares used to compute diluted EPS       14,715,244       14,818,835

Basic net earnings per share:                              $      0.09      $      0.11
                                                           ============     ============

Diluted net earnings per share:                            $      0.09      $      0.11
                                                           ============     ============

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123 only. See Note 9 for a description of the stock-based compensation plan.

                                       F9

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and pro forma net earnings per share would have been reflected as follows at December 31:

                                                              2004                  2003
                                                         ----------------     -----------------
Net earnings, as reported                                 $ 15,136,592          $  1,643,770
Less: stock-based compensation cost, net of tax                 -                   (114,964)
Pro forma net earnings                                    $ 15,136,592          $  1,528,806


Basic net earnings per share
     As reported                                          $       0.11          $       0.11
     Pro forma                                            $       0.10          $       0.10

Diluted net earnings per share
     As reported                                          $       0.11          $       0.11
     Pro forma                                            $       0.10          $       0.10

The weighted average fair value on the date of grant was $0.30. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for those options granted in 2003: dividend yield of 0%, expected volatility of 99%, risk-free interest rate of 2.25%, and expected life of five years.

COMPREHENSIVE INCOME - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, amounts due from officers, accounts payable and other accruals, the carrying amounts approximate fair value due to their short maturities.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued the following pronouncements during 2004, of which SFAS 123R is the only one that may have a significant effect on the financial statements:

In March 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating


                                      F10
earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "WHETHER AN INVESTOR SHOULD APPLY THE EQUITY METHOD OF ACCOUNTING TO INVESTMENTS OTHER THAN COMMON STOCK." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces


                                      F11
it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

DUE FROM OFFICERS - These loans represent a series of non-interest bearing advances primarily during 1997 and a final advance during 1999 to the CEO. The advances began accruing interest in 2000 at the rate of 8% per annum. The amount due from officers at December 31, 2004 was $28,818. All accrued interest has been paid to date.

COMMON STOCK REPURCHASE - During 2003, the Company repurchased 250,000 shares of common stock from its Chief Executive Officer for $207,500. The transaction was consummated on terms equivalent to those that prevail in arm's-length transactions.

FACILITY LEASE AGREEMENT - On January 4, 2005, the Company entered into a lease for real property located at 2300 North Loop Road, Alameda, California from AriBen Corporation, a California corporation that is wholly-owned by the Company's Chief Executive Officer and Chief Financial Officer, Stephen Levine, and its Secretary, Susan Levine (the "Landlord"). The leased premises consist of approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. (See Note 11.)


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:

Raw materials                                       $    1,453,023
Finished goods                                           1,047,466
Supplies                                                    99,826
Reserve for obsolescence                                   (50,000)
                                                    ---------------
Total                                               $    2,550,315
                                                    ===============


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:

Machinery and equipment                             $     705,207
Office equipment                                          191,497
Vehicles                                                   67,762
Furniture and fixtures                                    144,830
Computer equipment                                         67,338
Computer software                                          74,775
Leasehold improvements                                     99,204
                                                    --------------
Total                                                   1,350,613
Less accumulated depreciation                           1,230,030
                                                    --------------
Net book value                                      $     120,583
                                                    ==============

Depreciation expense charged to operations for 2004 was $126,646 (2003:
$165,669).

                                      F12

NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of the following:

Trademarks, gross carrying amount                   $      29,753
Accumulated amortization                                   29,753
                                                    --------------
Net book value
                                                                0
Customer lists, not subject to amortization                13,180
                                                    --------------
                                                    $      13,180
                                                    ==============


Amortization expense charged to operations for 2004 was $5,576 (2003: $5,585).


NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following:
Accrued settlement fee (Note 11)                    $      151,500
Accrued expenses                                            92,849
Accrued vacation                                            33,131
Accrued payroll                                             23,611
Accrued sales tax                                            6,611
                                                    ---------------
                                                    $      307,702
                                                    ===============


NOTE 7 - RETIREMENT PLAN
------------------------

The Company has a 401(k) Retirement Plan and eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company will match 50 percent of an employee's contribution, limited to 5% of the employee's compensation. Total contributions by the Company with respect to these plans for 2004 approximated $91,000 (2003: $44,000).


NOTE 8 - TREASURY STOCK AND COMMON STOCK REPURCHASE PROGRAM
-----------------------------------------------------------

On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company could repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time, during the following two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market provided shares for issuance to employees under stock option and stock purchase plans. From inception of the plan through December 31, 2004, the Company repurchased 383,250 shares of common stock for $81,573. On May 12, 2003, all of the repurchased shares of common stock were granted to employees under the 1998 Stock Option Plan. During December 2003, the Company repurchased 250,000 shares of common stock from its Chief Executive Officer for $207,500. The Company plans to provide these shares for issuance to employees under stock option and stock purchase plans. Total shares held in treasury are 588,750 of which 338,750 shares remain unexercised under stock option grant agreements.


NOTE 9 - STOCK-BASED COMPENSATION
---------------------------------

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

                                      F13

The following is a summary of stock option transactions:


                                    SHARES UNDER           WEIGHTED-AVERAGE
                                        OPTION              EXERCISE PRICE
                                 -------------------       ------------------
OUTSTANDING AT 12/31/02                    150,000              $ 2.00
Exercised                                  (20,000)              (0.02)
Forfeited                                        -                   -
Granted                                    383,250               (0.20)
                                 -------------------       ------------------
OUTSTANDING AT 12/31/03                    513,250                0.88
Exercised                                  (24,500)              (0.03)
Forfeited                                 (150,000)              (0.83)
Granted                                          -                   -
                                 -------------------       ------------------
OUTSTANDING AT 12/31/04                    338,750              $ 0.40
                                 ===================       ==================

Options outstanding and exercisable at December 31, 2004 were 338,750 exercisable at $0.40 per share. The weighted-average exercise price of options outstanding and exercisable at December 31, 2004 was $0.40 per share and the weighted-average remaining contractual life was 3.3 years.


NOTE 10 - INCOME TAXES
----------------------

THE COMPONENTS OF PROVISION FOR INCOME TAXES ARE AS FOLLOWS:

                                                      2004                   2003
                                               ------------------    ------------------
U.S. federal income tax - AMT                  $               -     $          28,359
U.S. federal income tax - based on income                524,960                     -
State taxes - based on income                            121,677               179,973
Change in deferred taxes - federal                       168,338                94,595
Change in deferred taxes - state                         115,686                25,466
                                               ------------------    ------------------
                                               $         930,661     $         328,393
                                               ==================    ==================

A RECONCILIATION OF INCOME TAX AT THE STATUTORY RATE TO THE COMPANY'S EFFECTIVE
RATE FOLLOWS:

                                                                       2004                 2003
                                                                 ------------------    ---------------

Statutory U.S. federal income tax rate                                 34.0%                34.0%
Statutory U.S. federal rate - AMT                                          -                20.0%
State income taxes, net of related federal income tax benefit           5.5%                 9.1%
Other                                                                  12.3%                 6.1%
Changes in the valuation allowance                                     (9.8)%              (52.5%)
                                                                 ------------------    ---------------
Income tax expense - effective rate                                    42.0%                16.7%
                                                                 ==================    ===============


INCOME TAXES CURRENTLY PAYABLE CONSIST OF THE FOLLOWING:

U.S. federal income taxes - based on income                      $    104,960
CA state taxes - based on income                                            -
                                                                 -------------
                                                                 $    104,960
                                                                 =============

                                      F14

THE INCOME TAX EFFECT OF TEMPORARY DIFFERENCES COMPRISING THE DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES ON THE ACCOMPANYING CONSOLIDATED BALANCE SHEET IS A RESULT OF THE FOLLOWING:

                                                          2004           2003
                                                        ---------      ---------
DEFERRED TAX ASSETS:
--------------------
Net operating loss carryforwards                        $ 54,000       $318,801
Expenses not currently deductible for tax purposes            --          5,693
                                                        ---------      ---------
Total                                                     54,000        324,949
Valuation allowance                                      (54,000)            --
                                                        ---------      ---------
Net deferred tax asset                                        --        324,494


DEFERRED TAX LIABILITIES:
-------------------------
Depreciation                                                  --         40,470
                                                        ---------      ---------
Net deferred tax asset                                  $     --       $284,024
                                                        =========      =========

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

The net change in the valuation allowance for 2004 was an increase of approximately $54,000 (2003: a decrease of approximately $430,000), which is principally the result of the availability and / or utilization of net operating loss carryforwards to offset taxable income.

As of December 31, 2004, the Company has available state net operating loss carryforwards (parent company level) of approximately $600,000, which expire principally in 2005. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred. For taxable years beginning in 2002 and 2003, the State of California suspended the net operating loss carryover deduction for two years for losses incurred before January 1, 2002, and for one year for losses incurred after January 1, 2002.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASES, FACILITY MOVE AND RELATED OBLIGATIONS

During February 2005, the Company moved to a new main administrative office and warehouse located in Alameda, California, and entered into a non-cancelable operating lease with AriBen Corporation, a related party, (the "Landlord"). (See
Note 2.) In connection with the move, the Company was responsible for reimbursing the Landlord for tenant improvements on the property, which was built out to the Company's specifications. The improvements were completed in February 2005 and $350,000 was paid to the Landlord. Other moving costs incurred approximated $112,000 and included costs such as a coordinator for the warehouse move, warehouse equipment upgrades, new phone and communication system.

                                      F15

Rent expense charged to operations during the periods presented in the income statements was under the previous lease and was approximately $256,000 for 2004 (2003: $384,000). All other significant equipment leases were canceled during 2004, through the purchase or return of the equipment.

Future minimum rental commitments under non-cancelable leases for the next five years are as follows:

         2005                        $   288,000
         2006 - 2008                 $   864,000
         2009                        $   288,000

The Company sublet a portion of its space during 2003 and the total amount of minimum rentals received under non-cancelable subleases was $10,175.

LINE OF CREDIT

The Company has a Merrill Lynch Working Capital Management Account ("WCMA"), which provides for a line of credit up to $1,500,000 with interest due monthly at the variable interest rate of 2.75% plus the One-Month London Interbank Offered Rate ("LIBOR"), the total of which equaled 5.14% on December 31, 2004. The line of credit is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The line of credit expires on July 31, 2005.

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

                          END OF FINANCIAL STATEMENTS.


                                      F16

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ALLERGY RESEARCH GROUP, INC.



Date: March 30, 2005                       By: /s/Stephen A. Levine
                                               ---------------------------------
                                           Stephen A. Levine, Ph.D., CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: March 30, 2005                       By: /s/Stephen A. Levine
                                               ---------------------------------
                                           Stephen A. Levine, Ph.D., CEO, CFO
                                           and Director



Date: March 30, 2005                       By: /s/Susan D. Levine
                                               ---------------------------------
                                           Susan D. Levine, Director


Date: March 30, 2005                       By: /s/Ed Kane
                                               ---------------------------------
                                           Ed Kane, Director