Form 10QSB
period 2005-03-31
ALLERGY RESEARCH GROUP INC
filed 2005-05-16
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________
Commission File Number 0-27227.
                       -------

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Florida                                    13-3940486
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                   Identification No.)


                 2300 North Loop Road, Alameda, California 94502

                    (Address of principal executive offices)

(Issuer's telephone number) (800) 545-9960.
                            --------------

Former address: 30806 Santana Street, Hayward CA 94544
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,516,605 shares of Issuer's voting common stock were outstanding on May 12, 2005.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                              PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

             Consolidated Balance Sheet.....................................  3

             Consolidated Income Statements.................................  4

             Consolidated Statements of Cash Flows..........................  5

             Notes to Condensed Consolidated Financial Statements...........  6

     ITEM 2. Management's Discussion and Analysis...........................  9

     ITEM 3. Controls and Procedures........................................ 15

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.............................................. 16
     ITEM 2. Changes in Securities and Use of Proceeds...................... 16
     ITEM 3. Defaults Upon Senior Securities................................ 16
     ITEM 4. Submission of Matters to a Vote of Security Holders............ 16
     ITEM 5. Other Information.............................................. 16
     ITEM 6. Exhibits....................................................... 16

SIGNATURE................................................................... 17

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


                          ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                     March 31,
                                                                        2005
                                                                    -----------

ASSETS
------
Current Assets
    Cash and Cash Equivalents                                       $ 2,066,999
    Accounts Receivable                                               1,044,999
    Inventories                                                       2,361,047
    Prepaid Income Taxes                                                 19,158
    Prepaid Expenses and Other Current Assets                           287,315
                                                                    -----------
Total Current Assets                                                  5,779,518
                                                                    -----------

Property and Equipment, Net                                             610,874
                                                                    -----------

Other Assets
    Due From Officer                                                     22,333
    Intangible Assets                                                    13,180
                                                                    -----------
Total Other Assets                                                       35,513
                                                                    -----------

Total Assets                                                        $ 6,425,905
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Accounts Payable                                                $   387,134
    Accrued Liabilities (Note 3)                                        446,880
    Income Taxes Payable                                                149,500
                                                                    -----------
Total Current Liabilities                                               983,514
                                                                    -----------

Commitments and Contingencies (Note 3, 4)

Stockholders' Equity
    Preferred Stock, $.25 Par Value, Authorized 1,000,000
       Shares, Issued and Outstanding: None                                   -
    Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
      Issued: 15,105,355, Outstanding: 14,516,605                        15,105
    Additional Paid In Capital                                        1,149,705
    Retained Earnings                                                 4,557,182
    Less: Treasury Stock, at cost (588,750 shares)                     (279,601)
                                                                    -----------
Total Stockholders' Equity                                            5,442,391
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 6,425,905
                                                                    ===========

See Notes to Condensed Consolidated Financial Statements.

                            ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED INCOME STATEMENTS
                                     (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                              2005          2004
                                                              ----          ----
Revenues                                                  $ 4,111,173   $ 3,724,899
Cost of Sales                                               2,423,385     2,134,619
                                                          -----------   -----------
Gross Profit                                                1,687,788     1,590,280
                                                          -----------   -----------

Operating Expenses
        Selling, General and Administrative                 1,109,021       931,993
        Research and Development                               72,814        61,180
                                                          -----------   -----------
Operating Expenses                                          1,181,835       993,173
                                                          -----------   -----------

Earnings from Operations                                      505,953       597,107
                                                          -----------   -----------

Other Income
        Interest Income                                         5,780         2,601
                                                          -----------   -----------
Other Income                                                    5,780         2,601
                                                          -----------   -----------

Net Earnings Before Tax                                       511,733       599,708

Provision for Income Taxes                                    192,200       215,645
                                                          -----------   -----------

Net Earnings Available to Common Stockholders             $   319,533   $   384,063
                                                          ===========   ===========


Basic and Diluted Earnings Per Common Share (Note 2)      $      0.02   $      0.03
                                                          ===========   ===========


See Notes to Condensed Consolidated Financial Statements.


                                         4

                                              ALLERGY RESEARCH GROUP, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                     ---------
                                                                                                2005           2004
                                                                                                ----           ----
Cash Flows From Operating Activities
    Net Earnings                                                                            $   319,533    $   384,063
                                                                                            -----------    -----------
    Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
        Depreciation and Amortization                                                            22,214         32,002
    Changes in Assets and Liabilities
        (Increase) Decrease in Accounts Receivable                                             (286,931)       (69,444)
        (Increase) Decrease in Inventory                                                        189,268       (225,913)
        (Increase) Decrease in Prepaid Expenses and Other Assets                                (47,340)      (127,391)
        (Increase) Decrease in Deferred Tax Assets                                                    -        197,260
        Increase (Decrease) in Accounts Payable and Accrued Liabilities                         186,097        406,452
        Increase (Decrease) in Income Taxes Payable                                              44,540       (121,158)
                                                                                            -----------    -----------
    Total Adjustments                                                                           107,848         91,808
                                                                                            -----------    -----------
Net Cash Flows Provided By Operating Activities                                                 427,381        475,871
                                                                                            -----------    -----------

Cash Flows From Investing Activities
    Acquisition of Property and Equipment                                                      (512,505)        (7,536)
    Repayments From Officers                                                                      6,485          6,923
                                                                                            -----------    -----------
Net Cash Flows Used In Investing Activities                                                    (506,020)          (613)
                                                                                            -----------    -----------

Cash Flows From Financing Activities                                                                  -              -

Increase (Decrease) in Cash and Cash Equivalents                                                (78,639)       475,258
Cash and Cash Equivalents, Beginning of Period                                                2,145,638      1,704,529
                                                                                            -----------    -----------
Cash and Cash Equivalents, End of Period                                                    $ 2,066,999    $ 2,179,787
                                                                                            ===========    ===========


See Notes to Condensed Consolidated Financial Statements.


                                                           5

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

     The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles and property, and plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB.

     Certain accounts from prior years have been reclassified to conform to the current year's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Note 2 - Earnings Per Share
---------------------------

     Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings per share as defined by SFAS No. 128, "Earnings Per Share." Total potential common shares not included in the computation of dilutive EPS for all periods presented was 150,000 options to purchase common shares, which expired in January 2004, because their impact would be antidilutive based on current market prices.

     The computation of basic and diluted earnings per share is as follows:

                                                                  Three Months   Three Months
                                                                      Ended         Ended
                                                                     3/31/05       3/31/04
                                                                     -------       -------
     Numerator-Net Earnings Available to Common Stockholders       $   319,533   $   384,063
                                                                   ===========   ===========

     Denominator:

     Weighted average shares used in computing basic EPS            14,516,605    14,492,105
     Net effect of dilutive common shares                              197,687       234,666
                                                                   -----------   -----------
     Weighted average shares used in computed diluted EPS           14,714,292    14,726,771

     Basic Earnings Per Share                                      $      0.02   $      0.03
                                                                   ===========   ===========

     Diluted Earnings Per Share                                    $      0.02   $      0.03
                                                                   ===========   ===========

Note 3 - Accrued Expenses And Contingencies
-------------------------------------------

     Accrued expenses as of March 31, 2005 consist of the following:

     Potential settlement                                      $  151,500
     Operating expense                                             77,210
     Vacation and bonus                                           153,131
     Payroll                                                       56,041
     Sales Tax                                                      8,998
                                                               ----------
                                                               $  446,880
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

Note 4 - Line of Credit
-----------------------

     The Company has a Merrill Lynch Working Capital Management Account (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at March 31, 2005 was 5.61%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of March 31, 2005 was 2.12%. The entire line was available for use as of March 31, 2005.


Note 5 - Concentration of Credit Risk
-------------------------------------

     The Company is subject to a wide variety of risks in the ordinary course of its business as follows:

          SALES. Approximately 11% of the Company's total sales in 2004 were attributable to a single distributor. In 2005, this distributor continued to account for approximately 11% of sales. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained.

          PURCHASES. The Company purchases raw materials and use outside vendors for the manufacture of its products. For the three months ended March 31, 2005, the Company had a concentration of approximately 63% of manufacturing with five separate vendors. Three of these vendors individually account for more than ten percent and two of the vendors account for eight percent each. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs.

          PRODUCT. The Company has one product that individually accounts for more than 10% of its sales dollars. One other product that has historically accounted for more than 10% of its sales dropped to 9% during the third quarter 2004 and remains at 9% through the first quarter 2005.

Note 6 - Related Party Transactions
-----------------------------------

     The following significant related party transactions occurred during the first quarter of 2005:

     On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, for approximately 29,821 square feet of office and industrial space. The lease is for a ten-year term with the option to renew for an additional fifteen years. The monthly obligation for the base rent on the lease is $24,000. Over the course of the initial ten year lease we will be obligated to pay $2,880,000. During the first quarter we reimbursed AriBen Corporation for some of the tenant improvements which were built out to our specifications in the amount of $350,000.

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

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2005 compared to the same period in 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2005, including related party transactions.

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

The key factors that affect our operating results are as follows:

     o    Overall customer demand for our various products.
     o    Volume of products ordered.
     o    Mix of products purchased by our customers.
     o    Prices at which we sell our products.
     o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
     o    Our ability to match operating costs to shifting volume levels.

Other factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products;
(ii) changes in laws and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xiii) the success of product development and new product introductions into the marketplace; (xiv) slow or negative growth in the nutritional supplement industry; (xv) the departure of key members of management; (xvi) the ability of the Company to efficiently manufacture its products, (xvii) unexpected customer bankruptsy; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.


OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over The Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and currently supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are sold through distributors to medical and professional accounts, to retailers, and directly to the consumer. We offer a two separate lines of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and the telephone number is (800) 545-9960.

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

We continue to work with Dr. Ba Hoang (an employee of the Company) on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and Allergy Research Group whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or additional uses for existing herbal products that can be added to our current line of products as health food or dietary supplements.

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

We believe that the Company has good relations with all of its current manufacturers and suppliers. During the period ending March 31, 2005, we experienced a concentration of approximately 63% of our manufacturing with five separate vendors. Three of the vendors individually account for more than ten percent of the total with the other two at eight percent each. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our five largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

             PERIOD ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004
             ------------------------------------------------------

REVENUES. In general, we continued to grow our business at a moderate rate during the first quarter of 2005. We had net sales of $4,111,173 for the first quarter ended March 31, 2005, compared with $3,724,899 for the same period in 2004. The increase of $386,274, or 10%, in the first quarter was driven by increased sales to our distributors and professional accounts, and continuing increased sales to our retail customers who account for approximately 13% of our total sales. We expect to continue to benefit from increased consumer awareness of the importance of nutritional supplements in one's diet.

COSTS OF SALES. Cost of sales increased $288,766 to $2,423,385 for the three months ended March 31, 2005, compared to $2,134,619 for the three months ended March 31, 2004. The increase in cost of sales corresponds with the increase in sales as well as increased cost of materials, which we experienced due to the demand of certain raw ingredients exceeding the supply in the market place. Gross profit margins decreased from approximately 43% for the first quarter 2004 to 41% for the first quarter 2005. The decrease of 2% for the period over period comparison is a result of increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors.

OPERATING EXPENSES. Total operating expenses were $1,181,835 for the first quarter 2005, compared with $993,173 for the same period in 2004, an increase of $188,662. Approximately $100,000 of the increase was related to the relocation of our corporate office in mid-February 2005. The remaining increase is primarily due to an increase in payroll expense associated with increased wages, workers' compensation and medical insurance, employer matching contributions to the 401(k) plan and accruals associated with anticipated year-end bonuses.

PROVISION FOR INCOME TAXES. Provision for income taxes as of March 31, 2005 represents federal and state income taxes based on earnings.

NET EARNINGS. During the three-month period ended March 31, 2005, we recorded net earnings of $319,533 compared to net earnings of $384,063 for the same period in 2004. Although, sales increased by 10%, we continued to control our general and administrative expenses and the net decrease primarily results from increased operating expenses related to our corporate office and manufacturing facility relocation.

SEASONALITY:

Historically, we have experienced little seasonal fluctuation in revenues; however, during the spring and fall we traditionally attend two trade shows geared toward the retail market. Show discounts are offered and the retail distributors tend to purchase higher quantities due to the discounts. We attend trade shows geared toward the professional market throughout the year, but the shows are smaller and tend to not have an immediate effect on sales. These shows are useful because they provide personal contact with the professional market and increase sales in the long run.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the three-month period ended March 31, 2005, our working capital decreased by approximately $164,273 to $4,796,004, compared to a working capital at December 31, 2004 of $4,960,277. The decrease was principally due to expenditures associated with the relocation of our facilities. Current assets mainly consist of approximately $2.07 million in cash, $1.04 million in accounts receivable, and $2.36 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. Management believes that the Company's operating cash flow, cash and equivalents, and borrowing capacity under committed bank credit agreements, is sufficient to fund its capital and liquidity needs for the next twelve months.

We currently do not utilize any off-balance sheet financing arrangements.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities were $427,381 and $475,871 for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2005 is explained by (i) an increase in accounts receivable of $286,931 due to increased sales and extended collection times resulting from delays in delivery of our mail after our facility move in mid-February and (ii) reductions in inventory levels of $189,268 as we sold off inventories built during the prior year's fourth quarter. Cash generated by operating activities for 2004 is explained by increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the three months ended March 31, 2005 was $506,020 primarily resulting from payments for leasehold improvements for our new facility, office furniture and computer equipment. Net cash flows for the comparative prior period were immaterial.

FINANCING ACTIVITIES. No financing activity took place during either period presented.

CONCENTRATION OF CREDIT RISK.

The Company is subject to a wide variety of risks in the ordinary course of its business. Some of the more significant of these risks include heavy concentrations of sales with a few key customers; heavy concentrations of raw material purchases with a few key suppliers; regulation by various federal, state and local agencies with regards to the manufacture, handling, storage and safety of products; and regulation by various agencies with regards to the labeling and certification of products. The Company is also subject to competition from other nutritional supplement companies and is dependant on the continued demand for nutritional supplements by consumers.

     SALES. Approximately 11% of our total sales in 2004 were attributable to a single distributor. In 2005, this distributor continued to account for approximately 11% of sales. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

     PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the three months ended March 31, 2005, we had a concentration of approximately 63% of our manufacturing with five separate vendors. Three of these vendors individually account for more than ten percent and two of the vendors account for eight percent each. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

     PRODUCT. We have one product that individually accounts for more than 10% of our sales dollars. One other product that has historically accounted for more than 10% of our sales dropped to 9% during the third quarter 2004 and continues through the first quarter 2005.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

----------------------------------------------------------------------------------------------
                                                  Payments Due by Period
                           -------------------------------------------------------------------
                                                Less
    Contractual                                Than 1        1-3          4 - 5      After 5
    Obligations                   Total         Year        Years         Years       Years
----------------------------------------------------------------------------------------------
Line of Credit (1)                      -            -            -            -            -
----------------------------------------------------------------------------------------------
Operating Leases (2)           $2,844,000   $  288,000   $  864,000      576,000    1,116,000
----------------------------------------------------------------------------------------------
Total Cash Contractual
Obligations                    $2,844,000   $  288,000   $  864,000   $  576,000   $1,116,000
----------------------------------------------------------------------------------------------

     (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the three months ended March 31, 2005 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of March 31, 2005, the interest rate on the line of credit was 5.61% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

     (2) Represents our building lease with AriBen Corporation, a related party. See "Related Party Transactions" below. The monthly obligation for the base rent on the lease is $24,000 for approximately 29,821 square feet.

RELATED PARTY TRANSACTIONS. Stephen and Susan Levine, CEO and VP, respectively, loaned Nutricology approximately $286,000 prior to its reverse acquisition with the Company in 1998. The loan has been offset and exceeded by advances made to the Levine's between 1997 and 1999. Each advance was made as a non-interest bearing, due on demand, loan on the books of the Company. Interest at 8% per annum has been accrued and paid on these loans. As of March 31, 2005, the outstanding balance was $22,333. During the three months ended March 31, 2005, the Levine's repaid $6,485.

On January 4, 2005, we entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, for approximately 29,821 square feet of office and industrial space. The lease is for a ten-year term with the option to renew for an additional fifteen years. The monthly obligation for the base rent on the lease is $24,000. During the first quarter we reimbursed AriBen Corporation for some of tenant improvements which were built out to our specifications in the amount of $350,000.

LIQUIDITY RESOURCES. We have $2.07 million in cash and cash equivalents as of March 31, 2005, which we believe to be sufficient to satisfy our cash requirements over the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Our capital resources and liquidity needs are expected to be provided by our cash flow from operations.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements; however, management does not consider any of the estimates and assumptions to be highly uncertain.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Stephen A. Levine. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

     There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

                                          ALLERGY RESEARCH GROUP, INC.
                                          Registrant



Dated:  May 16, 2005
                                          By: /s/ Stephen A. Levine
                                              --------------------------------
                                              Chief Executive Officer and
                                              Chief Financial Officer