Form 10QSB
period 2005-06-30
ALLERGY RESEARCH GROUP INC
filed 2005-08-12
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________
Commission File Number 0-27227.
                       --------

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
                              ---------------

             Former address: 30806 Santana Street, Hayward CA 94544
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,516,605 shares of Issuer's voting common stock were outstanding on July 28, 2005.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I. FINANCIAL INFORMATION                                               PAGE

  ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

       Consolidated Balance Sheet............................................  3

       Consolidated Income Statements........................................  4

       Consolidated Statements of Cash Flows.................................  5

       Notes to Condensed Consolidated Financial Statements..................  6

  ITEM 2. Management's Discussion and Analysis...............................  9

  ITEM 3. Controls and Procedures............................................ 15

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings.................................................. 16
  ITEM 2. Changes in Securities and Use of Proceeds.......................... 16
  ITEM 3. Defaults Upon Senior Securities.................................... 16
  ITEM 4. Submission of Matters to a Vote of Security Holders................ 16
  ITEM 5. Other Information.................................................. 16
  ITEM 6. Exhibits........................................................... 16


  SIGNATURE.................................................................. 17

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

                          ALLERGY RESEARCH GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                      June 30,
                                                                        2005
                                                                    -----------
ASSETS
------
Current Assets
    Cash and Cash Equivalents                                       $ 1,954,150
    Accounts Receivable                                                 896,208
    Inventories                                                       2,689,522
    Prepaid Income Taxes                                                  6,960
    Prepaid Expenses and Other Current Assets                           330,558
                                                                    -----------
Total Current Assets                                                  5,877,398
                                                                    -----------

Property and Equipment, Net                                             608,166
                                                                    -----------

Other Assets
    Due From Officer                                                     14,541
    Intangible Assets                                                    13,180
                                                                    -----------
Total Other Assets                                                       27,721
                                                                    -----------

Total Assets                                                        $ 6,513,285
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Accounts Payable                                                $   292,779
    Accrued Liabilities (Note 4)                                        414,184
    Income Taxes Payable                                                 39,220
                                                                    -----------
Total Current Liabilities                                               746,183
                                                                    -----------

Commitments and Contingencies (Notes  4, 5 & 9)

Stockholders' Equity
    Preferred Stock, $.25 Par Value, Authorized 1,000,000
      Shares, Issued and Outstanding: None                                   --
    Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
      Issued: 15,105,355, Outstanding: 14,516,605                        15,105
    Additional Paid In Capital                                        1,149,705
    Retained Earnings                                                 4,881,893
    Less: Treasury Stock, at cost (588,750 shares)                     (279,601)
                                                                    -----------
Total Stockholders' Equity                                            5,767,102
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 6,513,285
                                                                    ===========

           See Notes to Condensed Consolidated Financial Statements.

                                          ALLERGY RESEARCH GROUP, INC.
                                         CONSOLIDATED INCOME STATEMENTS
                                                   (UNAUDITED)


                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                            2005           2004           2005           2004
                                                         ----------     ----------     ----------     ----------
Revenues                                                 $3,981,676     $3,832,360     $8,092,849     $7,557,259
Cost of Sales                                             2,379,625      2,167,845      4,803,008      4,302,465
                                                         ----------     ----------     ----------     ----------
Gross Profit                                              1,602,051      1,664,515      3,289,841      3,254,794
                                                         ----------     ----------     ----------     ----------

Operating Expenses
      Selling, General and Administrative                 1,017,822        974,321      2,126,844      1,906,313
      Research and Development                               75,485         61,157        148,299        122,338
                                                         ----------     ----------     ----------     ----------
Operating Expenses                                        1,093,307      1,035,478      2,275,143      2,028,651
                                                         ----------     ----------     ----------     ----------

Earnings from Operations                                    508,744        629,037      1,014,698      1,226,143
                                                         ----------     ----------     ----------     ----------

Other Income
      Interest Income                                        11,566          4,609         17,346          7,210
                                                         ----------     ----------     ----------     ----------
Other Income                                                 11,566          4,609         17,346          7,210
                                                         ----------     ----------     ----------     ----------

Net Earnings Before Tax                                     520,310        633,646      1,032,044      1,233,353

Provision for Income Taxes                                  195,600        288,684        387,800        504,328
                                                         ----------     ----------     ----------     ----------

Net Earnings Available to Common Stockholders            $  324,710     $  344,962     $  644,244     $  729,025
                                                         ==========     ==========     ==========     ==========

Basic and Diluted Earnings Per Common Share (Note 2)     $     0.02     $     0.02     $     0.04     $     0.05
                                                         ==========     ==========     ==========     ==========


                            See Notes to Condensed Consolidated Financial Statements.


                                                        4

                                                ALLERGY RESEARCH GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                 2005             2004
                                                                                              -----------      -----------
Cash  Flows From Operating Activities
       Net Earnings                                                                           $   644,244      $   729,025
                                                                                              -----------      -----------
       Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
           Depreciation and Amortization                                                           44,854           64,005
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                                            (138,140)        (179,894)
           (Increase) Decrease in Inventory                                                      (139,207)        (406,474)
           (Increase) Decrease in Prepaid Expenses and Other Assets                               (78,385)        (221,654)
           (Increase) Decrease in Deferred Tax Assets                                                  --          270,253
           Increase (Decrease) in Accounts Payable and Accrued Liabilities                         59,046          (67,899)
           Increase (Decrease) in Income Taxes Payable                                            (65,740)        (115,468)
                                                                                              -----------      -----------
       Total Adjustments                                                                         (317,572)        (657,131)
                                                                                              -----------      -----------
Net Cash Flows Provided By Operating Activities                                                   326,672           71,894
                                                                                              -----------      -----------

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                                     (532,437)          (8,036)
       Repayments From Officers                                                                    14,277           13,189
                                                                                              -----------      -----------
Net Cash Flows Provided by (Used In) Investing Activities                                        (518,160)           5,153
                                                                                              -----------      -----------

Cash Flows From Financing Activities
       Exercise of Employee Stock Options                                                              --            9,800
                                                                                              -----------      -----------
Net Cash Flows Provided By Financing Activities                                                        --            9,800
                                                                                              -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents                                                 (191,488)          86,847
Cash and Cash Equivalents, Beginning of Period                                                  2,145,638        1,704,529
                                                                                              -----------      -----------
Cash and Cash Equivalents, End of Period                                                      $ 1,954,150      $ 1,791,376
                                                                                              ===========      ===========


                                 See Notes to Condensed Consolidated Financial Statements.


                                                             5

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles and property, and plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB.

         Certain accounts from prior years have been reclassified to conform to the current year's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Note 2 - Recent Accounting Pronouncements
-----------------------------------------

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We do not expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.

Note 3 - Earnings Per Share
---------------------------

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

          The computation of basic and diluted earnings per share is as follows:

                                                                     Three Months   Three Months     Six Months      Six Months
                                                                        Ended           Ended           Ended           Ended
                                                                       6/30/05         6/30/04         6/30/05         6/30/04
                                                                     -----------     -----------     -----------     -----------
         Numerator-Net Earnings Available to Common Stockholders     $   324,710     $   344,962     $   644,244     $   729,025
                                                                     ===========     ===========     ===========     ===========

         Denominator:

         Weighted average shares used in computing basic EPS          14,516,605      14,510,336      14,516,605      14,501,220
         Net effect of dilutive common shares                            193,800         205,686         193,800         220,813
                                                                     -----------     -----------     -----------     -----------
         Weighted average shares used in computed diluted EPS         14,710,405      14,716,022      14,714,292      14,722,033

         Basic Earnings Per Share                                    $      0.02     $      0.02     $      0.04     $      0.05
                                                                     ===========     ===========     ===========     ===========

         Diluted Earnings Per Share                                  $      0.02     $      0.02     $      0.04     $      0.05
                                                                     ===========     ===========     ===========     ===========

Note 4 - Accrued Expenses And Contingencies
-------------------------------------------


         Accrued expenses as of June 30, 2005 consist of the following:

         Potential settlement/legal fees                                    $     --
         Operating expense                                                   120,660
         Vacation and bonus                                                  273,131
         Payroll                                                              15,991
         Sales Tax                                                             4,402
                                                                            --------
                                                                            $414,184
                                                                            --------


         The potential settlement above refers to a loss provision associated with a lawsuit that was settled during 2003. The Company was awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005. Included in trade payables is $49,171 payable to the attorney who defended the Company during the appeal. Another party associated with the lawsuit has agreed to pay the attorney's fees associated with the lien. As the other party pays the fees, the expense recognized will be reversed.

Note 5 - Line of Credit
-----------------------

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at June 30, 2005 was 6.09%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of June 30, 2005 was 2.76%. The entire line was available for use as of June 30, 2005.

Note 6 - Concentration of Credit Risk
-------------------------------------

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

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the six months ended June 30, 2005, the Company had a concentration of approximately 58% of manufacturing with five separate vendors. Two of these vendors individually account for more than ten percent, two of the vendors account for nine percent each, and one vendor accounts for eight percent. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs.

                  PRODUCT. The Company has one product that individually accounts for more than 10% of its sales dollars. One other product that has historically accounted for more than 10% of its sales dropped to 9% during the third quarter 2004 and to 8% for the six months ended June 30, 2005.

Note 7 - Related Party Transactions
-----------------------------------

         The following significant related party transactions occurred in 2005:

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, for approximately 29,821 square feet of office and industrial space. The lease is for a ten-year term with the option to renew for an additional fifteen years. The monthly obligation for the base rent on the lease is $24,000. Over the course of the initial ten-year lease the Company will be obligated to pay $2,880,000. During the first quarter the Company reimbursed AriBen Corporation for some of the tenant improvements which were built out to our specifications in the amount of $350,000. The Company paid approximately $21,000 for liability and earthquake insurance for the building, of which approximately $8,000 has been expensed. Property tax associated with the building is estimated to be approximately $35,000 from the beginning of the lease through June 30, 2005 and is included in accrued liabilities.

Note 8 - Stock-Based Compensation
---------------------------------

         The Company has authorized 1,000,000 shares of common stock for issuance to directors and key employees under the 1998 Stock Option Plan (the "plan"). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors and key employees the opportunity to acquire common stock. The options vest immediately and expire five years after the date issued.

         Options outstanding and exercisable at June 30, 2005 were 338,750 exercisable at $0.40 per share. The weighted-average exercise price of options outstanding and exercisable at June 30, 2005 was $0.40 per share and the weighted-average remaining contractual life was 2.5 years. Since there were no options granted during any of the periods presented, the pro forma disclosures as required by SFAS 123 are not required.

Note 9 - Subsequent Event
-------------------------

         From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company was served with the following claim subsequent to June 30, 2005:

         On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which may bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. In the event that no civil action is brought by one of these government authorities within the 60-days following notice, another party may bring a civil action. At this point, we are unable to estimate any loss which may be incurred as a result of the notice of violation. We have ceased all sales of the products in California while we investigate these claims and will offer refunds to all California purchasers of such products. We are also reevaluating the viability of the product line.

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

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2005 compared to the same periods in 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2005, including related party transactions.

         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS
----------------------------------------------------------

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors that affect our business, included in this section and elsewhere in this report.

The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other nutritional products are subject to regulation by one or more federal agencies, including but not limited to the Food and Drug Administration, the Federal Trade Commission, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. In July 2005, the international Codex Alimentarius Commission approved guidelines for the trade of dietary supplements that are more restrictive than U.S. law. We are unlikely to see any immediate major effect on our domestic supply of vitamins, herbs, and minerals; however, these restrictions are expected to lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions, enabling foreign manufacturers to better compete with U.S. companies. We are unable to predict the impact of the proposed or any final Codex guidelines on our sales to foreign markets. In addition, we are unable to predict how guidelines adopted by Codex would affect the United States market. Although the FDA has stated that the Codex guidelines will not affect the availability of supplement products to U.S. consumers, the United States is a member of the World Trade Organization ("WTO") and a refusal to harmonize U.S. laws to the guidelines could result in a finding by the WTO dispute resolution panel that the U.S. is engaging in unfair trade practices. In the event of such a finding, the United States could become subject to sanctions in the form of tariffs and pressure will be on Congress to harmonize U.S. standards with those adopted by the WTO. We are also subject to governmental regulation in the jurisdictions in which we operate, including certain foreign jurisdictions, such as New Zealand and the European Economic Community, both of which have recently adopted more restrictive regulations on nutritional supplements. These activities are also regulated by various agencies of the states and localities in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained would be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party.

In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations.

Other key factors that affect our operating results are as follows:

         o        Overall customer demand for our various products.
         o        Volume of products ordered.
         o        Mix of products purchased by our customers.
         o        Prices at which we sell our products.
         o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
         o Our ability to match operating costs to shifting volume levels.
         o        The impact of competitive products.
         o        Adequacy and availability of insurance coverage.
         o        Limitations on future financing.
         o Increases in the cost of borrowings and unavailability of debt or equity capital.
         o        Our inability to gain and/or hold market share.
         o Exposure to and expense of resolving and defending product liability claims and other litigation.
         o        Consumer acceptance of our products.
         o        Managing and maintaining growth.
         o        Customer demands.
         o Market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability.
         o The success of product development and new product introductions into the marketplace.
         o Slow or negative growth in the nutritional supplement industry.
         o        The departure of key members of management.
         o        Our ability to efficiently manufacture our products.
         o        Unexpected customer bankruptcy.


OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over The Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and currently supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are sold through distributors to medical and professional accounts, to retailers, and directly to the consumer. We offer two separate lines of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

We continue to work with Dr. Ba Hoang (an employee of the Company) on his proprietary herbal formulas with a view to developing additional research that can be marketed to the pharmaceutical and nutraceutical industries. This process is limited to literature work, including patent submissions for potential products. The research can be marketed to pharmaceutical companies either through direct sell of the research to the pharmaceutical company, or through a joint venture arrangement between the pharmaceutical company and Allergy Research Group whereby the parties will jointly own the patent and continue development of the products. It is our hope that, during the process of research into possible pharmaceutical and nutraceutical products, we will test new herbal products, or discover additional uses for existing herbal products that can be added to our current line of products as health food or dietary supplements.

We also continue to collaborate with several entrepreneurs of cutting-edge science-based products who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals, creating potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional practitioners market is key to the successful introduction of unique products.

We believe that the Company has good relations with all of its current manufacturers and suppliers. During the six-month period ending June 30, 2005, we experienced a concentration of approximately 58% of our manufacturing with five separate vendors. Two of the vendors individually account for more than ten percent of the total with the other three ranging from nine percent to eight percent. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our five largest vendors. However, we believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

              PERIOD ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004
              ----------------------------------------------------

REVENUES. In general, we continued to grow our business at a moderate rate during the second quarter of 2005. We had net sales of $3,981,676 for the second quarter and $8,092,849 for the six months ended June 30, 2005, compared with $3,832,360 and $7,557,259, respectively, for the same periods in 2004. The increase of $149,316, or 4%, in the second quarter was driven by increased sales to our distributors and professional accounts, whereas sales to our retail customers who account for approximately 13% of our total sales leveled off. The increase of $535,590, or 7%, for the six-month period was driven by the same factors as those driving the second quarter. We expect to continue to benefit from increased consumer awareness of the importance of nutritional supplements in one's diet.

COSTS OF SALES. Cost of sales increased $211,780 to $2,379,625 for the three months ended June 30, 2005, compared to $2,167,845 for the three months ended June 30, 2004. For the six months ended June 30, 2005, cost of sales increased $500,543 from $4,302,465 in 2004 to $4,803,008 in 2005. The increase in cost of sales corresponds with the increase in sales compounded by increased cost of materials, which we experienced due to the demand of certain raw ingredients exceeding the supply in the market place and because of the weakening U.S. dollar. During the coming months we plan to recoup some of the increased cost through very selective price increases. Gross profit margins decreased from approximately 43% for the six months ended June 30, 2004 to 41% for the same period in 2005. The decrease of 2% for the period over period comparison is a result of increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors.

OPERATING EXPENSES. Total operating expenses were $1,093,307 for the second quarter and $2,275,143 for the six months ended June 30, 2005, compared with $1,035,478 and $2,028,651, respectively, for the same periods in 2004. We expensed approximately $100,000 as a result of the relocation of our corporate office in mid-February 2005. We also incurred higher expenses due to increases in wages, workers' compensation and medical insurance, employer matching contributions to the 401(k) plan, accruals associated with anticipated year-end bonuses, rent for our new facility and the associated insurance and property tax, and increased mailings of promotional materials. Offsetting these increases in expenses was the reversal of a loss provision associated with a lawsuit that was settled during 2003. We were awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005. Included in trade payables is $49,171 payable to the attorney who defended the Company during the appeal. Of the $49,171, $21,365 was recognized as expense during the second quarter. Another party associated with the lawsuit has agreed to pay the attorney's fees associated with the lien. As the other party pays those fees, the legal expense recognized will be reversed.

PROVISION FOR INCOME TAXES. Provision for income taxes as of June 30, 2005 represents federal and state income taxes based on earnings.

NET EARNINGS. During the quarter and six-month period ended June 30, 2005, we recorded net earnings of $324,710 and $644,244, respectively, compared to net earnings of $344,962 and $729,025, respectively, for the same periods in 2004. Although we showed increased sales of 4% for the quarter and 7% for the six-month period, net income slipped due to the decrease in profit margins and increased operating expenses.

SEASONALITY. Historically, we have experienced little seasonal fluctuation in revenues; however, during the spring and fall we traditionally attend two trade shows geared toward the retail market. Show discounts are offered and the retail distributors tend to purchase higher quantities due to the discounts. We attend trade shows geared toward the professional market throughout the year, but the shows are smaller and tend to not have an immediate effect on sales. These shows are useful because they provide personal contact with the professional market and potentially increase sales in the long run.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the six-month period ended June 30, 2005, our working capital increased by approximately $170,938 to $5,131,215, compared to a working capital at December 31, 2004 of $4,960,277. Current assets mainly consist of approximately $1.95 million in cash, $.90 million in accounts receivable, and $2.69 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. Management believes that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements, is sufficient to fund its capital and liquidity needs for the next twelve months.

We currently do not utilize any off-balance sheet financing arrangements.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities were $326,672 and $71,894 for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2005 is explained by (i) an increase in accounts receivable of $138,140 due to increased sales and (ii) an increase in inventory levels of $139,207 due to rising prices and a modest increase in new products available for sale. Cash generated by operating activities for 2004 is predominately explained by increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the six months ended June 30, 2005 was $518,160 and primarily resulted from payments for leasehold improvements for our new facility, office furniture and computer equipment. Net cash flows for the comparative prior period were immaterial.

FINANCING ACTIVITIES. Net cash flows provided by financing activities for the six months ended June 30, 2004 was $9,800 as a result of the exercise of employee stock options. There were no corresponding cash flows from financing activities for the same period in 2005.

CONCENTRATION OF RISK

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

          SALES. Approximately 11% of our total sales in 2005 were attributable to a single distributor. In 2005, this distributor continued to account for approximately 11% of sales. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the six months ended June 30, 2005, we had a concentration of approximately 58% of our manufacturing with five separate vendors. Two of these vendors individually account for more than ten percent and the three other vendors individually range from nine percent to eight percent. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

          PRODUCT. We have one product that individually accounts for more than ten percent of our sales dollars. One other product that has historically accounted for more than ten percent of our sales dropped to nine percent during the third quarter 2004 and slipped to eight percent during the second quarter 2005.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

                                                  Payments Due by Period
                           ----------------------------------------------------------------------
                                             Less
  Contractual                               Than 1           1-3           4 - 5         After 5
  Obligations                 Total          Year           Years          Years          Years
----------------------     ----------     ----------     ----------     ----------     ----------
Line of Credit (1)                 --             --             --             --             --
                           ----------     ----------     ----------     ----------     ----------

Operating Leases (2)       $2,772,000     $  288,000     $  864,000     $  576,000     $1,044,000
                           ----------     ----------     ----------     ----------     ----------
Total Cash Contractual
Obligations                $2,772,000     $  288,000     $  864,000     $  576,000     $1,044,000
                           ----------     ----------     ----------     ----------     ----------


         (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the six months ended June 30, 2005 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of June 30, 2005, the interest rate on the line of credit was 6.09% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

         (2) Represents our building lease with AriBen Corporation, a related party. See "Related Party Transactions" below. The monthly obligation for the base rent on the lease is $24,000 for approximately 29,821 square feet.

RELATED PARTY TRANSACTIONS. Stephen and Susan Levine, CEO and VP, respectively, loaned Nutricology approximately $286,000 prior to its reverse acquisition with the Company in 1998. The loan has been offset and exceeded by advances made to the Levine's between 1997 and 1999. Each advance was made as a non-interest bearing, due on demand, loan on the books of the Company. Interest at 8% per annum has been accrued and paid on these loans. As of June 30, 2005, the outstanding balance was $14,541. During the six months ended June 30, 2005, the Levine's repaid $14,277.

On January 4, 2005, we entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, for approximately 29,821 square feet of office and industrial space. The lease is for a ten-year term with the option to renew for an additional fifteen years. The monthly obligation for the base rent on the lease is $24,000. During the first quarter we reimbursed AriBen Corporation for some of the tenant improvements that were built out to our specifications in the amount of $350,000. We paid approximately $21,000 for liability and earthquake insurance for the building, of which approximately $8,000 has been expensed. Property tax associated with the building is estimated to be approximately $35,000 from the beginning of the lease through June 30, 2005 and is included in accrued liabilities.

LIQUIDITY RESOURCES. We have $1.95 million in cash and cash equivalents as of June 30, 2005, which we believe to be sufficient to satisfy our cash requirements over the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest time and effort in research for product development.We know of no trends that are expected to affect the cost of labor or materials, and sales are expected to be stable over the next twelve months. See "CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS" above for some of the variables that may affect our business and financial results.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In the event that our trade receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

INVENTORY

Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. In the event we were unable to sell our products, the demand for our products diminished, other competitors offered similar or better products, and/or the product life cycles deteriorated causing quality issues, we would be forced to record an adjustment to inventory for impairment or obsolescence to reflect inventory at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on our forecasted demand for our products, there is a possibility of this occurrence

CONTINGENCIES

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

During 2003, we were awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005. Net of attorney's fees associated with the case that were recognized as expense during the second quarter, the reversal's impact increased net income by $130,135.

On July 28, 2005, we were served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of our products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which may bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. In the event that no civil action is brought by one of these government authorities within the 60-days following notice, another party may bring a civil action. At this point, we are unable to estimate any loss which may be incurred as a result of the notice of violation. We have ceased all sales of the products in California while we investigate these claims and will offer refunds to all California purchasers of such products. We are also reevaluating the viability of the product line.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Stephen A. Levine. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In 1993, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by NutriSupplies, Inc., successor in interest to rights of Robert H. Harris and the Earth Harvest, Inc. against NutriCology, Inc. (which has since become a wholly-owned subsidiary of the Company), Stephen A. Levine (officer, director and beneficial shareholder of the Company) and Nicholas Gonzales, M.D. This matter was a contract dispute between Dr. Gonzales and NutriSupplies, Inc., which alleges that Dr. Gonzales violated their contract agreement and then returned to NutriCology to supply his patients' needs. NutriCology and Dr. Levine were named in the suit only because NutriCology had been Dr. Gonzales' supplier. Dr. Gonzales has agreed to fully indemnified NutriCology and Dr. Levine from any wrongdoing. A motion for summary judgment was granted in favor of NutriCology, but was appealed. On June 6, 2001, the appellate court affirmed the grant of that motion, and NutriSupplies filed a Motion for Rehearing and Request for Oral Argument. That motion was denied and no further appeals have been filed. NutriCology obtained a judgment for $250,000 for attorneys' fees on November 10, 2003. A Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000, but did not prevail in his assertion.

On July 28, 2005, we were served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of our products were required to bear California-specific labels regarding the health risks of certain ingredients. The notice was served by the California Women's Law Center of Los Angeles, California. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which may bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. In the event that no civil action is brought by one of these government authorities within the 60-days following notice, a civil action may be brought by another party. At this point, we are unable to estimate any loss which may be incurred as a result of the notice of violation. We have ceased all sales of the products in California while we investigate these claims and will offer refunds to all California purchasers of such products. We are also reevaluating the viability of the product line.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 7, 2005, the Company held its annual meeting of shareholders at which the shareholders voted to (1) re-elect each of the Company's directors and
(2) ratify the selection of the Company's independent auditor for the fiscal year ending December 31, 2005. The voting totals were as follows:

                                         For                         Withheld
                                    --------------                 -----------
(1) Director - Stephen Levine         14,144,395                      20,050

(1) Director - Susan Levine           14,139,395                      25,050

(1) Director - Edward Kane            14,144,295                      20,150

                                         For           Against      Abstained
                                    --------------   -----------   -----------
(2) Independent Auditors              14,139,253        20,850        4,397

Item 5. OTHER INFORMATION

         Not Applicable.

Item 6. EXHIBITS

(a)      Exhibits

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

                                                 ALLERGY RESEARCH GROUP, INC.
                                                 Registrant



Dated:  August 12, 2005
                                                 By:/s/ Stephen A. Levine
                                                    ---------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer