Form 10QSB
period 2005-09-30
ALLERGY RESEARCH GROUP INC
filed 2005-11-14
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________
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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,516,605 shares of Issuer's voting common stock were outstanding on October 28, 2005.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                               SEPTEMBER 30, 2005
================================================================================


PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets................................... 3

                Consolidated Income Statements................................ 4

                Consolidated Statements of Cash Flows......................... 5

                Notes to Condensed Consolidated Financial Statements.......... 6

     ITEM 2. Management's Discussion and Analysis............................. 9

     ITEM 3. Controls and Procedures..........................................15

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................16
     ITEM 2. Changes in Securities and Use of Proceeds........................16
     ITEM 3. Defaults Upon Senior Securities..................................16
     ITEM 4. Submission of Matters to a Vote of Security Holders..............16
     ITEM 5. Other Information................................................16
     ITEM 6. Exhibits.........................................................16


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

                                   ALLERGY RESEARCH GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                     September 30,    December 31,
                                                                          2005            2004
                                                                      (Unaudited)      (Audited)
                                                                     ----------------------------
ASSETS
------
Current Assets
    Cash and Cash Equivalents                                          $2,237,727      $2,145,638
    Accounts Receivable                                                   948,422         758,068
    Inventories                                                         2,809,089       2,550,315
    Prepaid Income Taxes                                                   21,890          61,858
    Prepaid Expenses and Other Current Assets                             287,961         197,275
                                                                     ----------------------------
Total Current Assets                                                    6,305,089       5,713,154
                                                                     ----------------------------

Property and Equipment, Net                                               594,084         120,583
                                                                     ----------------------------

Other Assets
    Due From Officer                                                        7,770          28,818
    Intangible Assets                                                      13,180          13,180
                                                                     ----------------------------
Total Other Assets                                                         20,950          41,998
                                                                     ----------------------------

Total Assets                                                           $6,920,123      $5,875,735
                                                                     ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Accounts Payable                                                     $316,132        $340,215
    Accrued Expenses (Note 4)                                             574,035         307,702
    Income Taxes Payable                                                   18,580         104,960
                                                                     ----------------------------
Total Current Liabilities                                                 908,747         752,877
                                                                     ----------------------------

Commitments and Contingencies (Notes  5 & 9)

Stockholders' Equity
    Preferred Stock, $.25 Par Value, Authorized 1,000,000
       Shares, Issued and Outstanding: None                                                     -
    Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
      Issued: 15,105,355, Outstanding: 14,516,605                          15,105          15,105
    Additional Paid In Capital                                          1,149,705       1,149,705
    Retained Earnings                                                   5,126,167       4,237,649
    Less: Treasury Stock, at cost (588,750 shares)                       (279,601)       (279,601)
                                                                     ----------------------------
Total Stockholders' Equity                                              6,011,376       5,122,858
                                                                     ----------------------------
Total Liabilities and Stockholders' Equity                             $6,920,123      $5,875,735
                                                                     ============================

See Notes to Condensed Consolidated Financial Statements.


                                                3

                                          ALLERGY RESEARCH GROUP, INC.
                                         CONSOLIDATED INCOME STATEMENTS
                                                  (UNAUDITED)

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                              2005          2004          2005          2004
                                                          -----------   -----------   -----------   -----------
Revenues                                                   $3,835,014    $3,723,401   $11,927,863   $11,280,660
Cost of Sales                                               2,345,898     2,076,622     7,148,907     6,379,083
                                                          -----------   -----------   -----------   -----------
Gross Profit                                                1,489,116     1,646,779     4,778,956     4,901,577
                                                          -----------   -----------   -----------   -----------

Operating Expenses
      Selling, General and Administrative                   1,042,475       972,535     3,169,317     2,878,850
      Research and Development                                 74,378        61,889       222,678       184,229
                                                          -----------   -----------   -----------   -----------
Operating Expenses                                          1,116,853     1,034,424     3,391,995     3,063,079
                                                          -----------   -----------   -----------   -----------

Earnings from Operations                                      372,263       612,355     1,386,961     1,838,498
                                                          -----------   -----------   -----------   -----------

Other Income
      Interest Income                                          14,211         5,866        31,557        13,076
                                                          -----------   -----------   -----------   -----------
Net Earnings Before Tax                                       386,474       618,221     1,418,518     1,851,574

Provision for Income Taxes                                    142,200       263,885       530,000       768,213
                                                          -----------   -----------   -----------   -----------

Net Earnings Available to Common Stockholders                $244,274      $354,336      $888,518    $1,083,361
                                                          ===========   ===========   ===========   ===========


Basic and Diluted Earnings Per Common Share (Note 2)            $0.02         $0.02         $0.06         $0.07
                                                          ===========   ===========   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.


                                                       4

                                       ALLERGY RESEARCH GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                   2005           2004
                                                                               -----------    -----------
Cash Flows From Operating Activities
       Net Earnings                                                            $   888,518    $ 1,083,361
                                                                               -----------    -----------
       Adjustments to Reconcile Net Earnings to Net Cash Provided
       by Operating Activities
           Depreciation and Amortization                                            68,345         96,441
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                             (190,354)        (9,774)
           (Increase) Decrease in Inventory                                       (258,774)      (484,311)
           (Increase) Decrease in Prepaid Expenses and Other Assets                (50,718)      (170,469)
           (Increase) Decrease in Deferred Tax Assets                                    -        284,024
           Increase (Decrease) in Accounts Payable and Accrued Liabilities         242,250         51,728
           Increase (Decrease) in Income Taxes Payable                             (86,380)       (10,273)
                                                                               -----------    -----------
Net Cash Flows Provided By Operating Activities                                    612,887        840,727
                                                                               -----------    -----------

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                      (541,846)        (8,906)
       Repayments From Officers                                                     21,048         19,400
                                                                               -----------    -----------
Net Cash Flows Provided by (Used In) Investing Activities                         (520,798)        10,494
                                                                               -----------    -----------

Cash Flows From Financing Activities
       Exercise of Employee Stock Options                                                -          9,800
                                                                               -----------    -----------
Net Cash Flows Provided By Financing Activities                                          -          9,800
                                                                               -----------    -----------

Increase in Cash and Cash Equivalents                                               92,089        861,021
Cash and Cash Equivalents, Beginning of Period                                   2,145,638      1,704,529
                                                                               -----------    -----------
Cash and Cash Equivalents, End of Period                                       $ 2,237,727    $ 2,565,550
                                                                               ===========    ===========


See Notes to Condensed Consolidated Financial Statements.


                                                    5

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

          The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles and property, and plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB.

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

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 does not have any impact on the Company's financial statements.

Note 3 - Earnings Per Share
---------------------------

          Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Total potential common shares not included in the computation of dilutive EPS for the nine-month period ended September 30, 2004, was 150,000 options to purchase common shares, which expired in January 2004, because their impact would be antidilutive based on the prevailing market price during that period.

          The computation of basic and diluted earnings per share is as follows:

                                                                      Three Months   Three Months    Nine Months    Nine Months
                                                                          Ended          Ended          Ended          Ended
                                                                         9/30/05        9/30/04        9/30/05        9/30/04
                                                                      ------------   ------------   ------------   ------------
          Numerator-Net Earnings Available to Common Stockholders     $    244,274   $    354,336   $    888,518   $  1,083,361
                                                                      ============   ============   ============   ============

          Denominator:

          Weighted average shares used in computing basic EPS           14,516,605     14,516,605     14,516,605     14,506,386
          Net effect of dilutive common shares                             193,552        187,444        193,552        210,087
                                                                      ------------   ------------   ------------   ------------
          Weighted average shares used in computing diluted EPS         14,710,157     14,704,049     14,710,157     14,716,473

          Basic Earnings Per Share                                    $       0.02   $       0.02   $       0.06   $       0.07
                                                                      ============   ============   ============   ============

          Diluted Earnings Per Share                                  $       0.02   $       0.02   $       0.06   $       0.07
                                                                      ============   ============   ============   ============

Note 4 - Accrued Expenses
-------------------------

          Accrued expenses consist of the following:

          Operating expenses                                  110,664
          Vacation and bonus                                  393,131
          Payroll                                              63,445
          Sales tax                                             6,795
                                                           ----------
                                                           $  574,035
                                                           ==========

Note 5 - Line of Credit
-----------------------

          The Company has a Merrill Lynch Working Capital Management Account
          (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at September 30, 2005 was 6.61%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of September 30, 2005 was 3.01%. The entire line was available for use as of September 30, 2005.


Note 6 - Concentration of Credit Risk
-------------------------------------

          The Company is subject to a wide variety of risks in the ordinary course of its business as follows:

               SALES. Approximately 11% of the Company's total sales in 2004 and 2005 were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained.

               PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the nine months ended September 30, 2005, the Company had a concentration of approximately 41% of manufacturing with three separate vendors, who individually account for more than ten percent of our purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs.

               PRODUCT. The Company has one product that individually accounts for more than 10% of its sales dollars. One other product that has historically accounted for more than 10% of its sales dropped to 9% during the third quarter of 2004 and slipped to 8% during the second quarter 2005, returning to nine percent for the nine months ended September 30, 2005.

Note 7 - Related Party Transactions
-----------------------------------

          The following significant related party transactions occurred in 2005:

          On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO and collectively, as husband and wife, the majority stockholders of the Company, respectively, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. Over the course of the initial ten-year lease the Company will be obligated to pay $2,880,000. During the first quarter the Company reimbursed AriBen Corporation for some of the tenant improvements that were built out to our specifications in the amount of $350,000.

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

          Options outstanding and exercisable at September 30, 2005 were 338,750 exercisable at $0.40 per share. The weighted-average exercise price of options outstanding and exercisable at September 30, 2005 was $0.40 per share and the weighted-average remaining contractual life was 2.6 years. The options vest immediately and expire five years after the date issued. Since there were no options granted during any of the periods presented, the pro forma disclosures as required by SFAS 123 are not required.

Note 9 - Asserted and Unasserted Claims
---------------------------------------

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

          On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which could bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by any of these government authorities within the 60-day period following the notice, a civil action may now be brought by a private party. We are currently involved in discussions with the CWLC and estimate that the loss that may be incurred as a result of the notice of violation is between approximately $9,000 and $44,000. No loss provision has been recorded in the financial statements as the amount is deemed to be immaterial to the financial statements taken as a whole. We have ceased all sales of the products and will no longer offer the products associated with the notice. We will offer refunds to all California purchasers of such products.

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

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three-month and nine-month periods ended September 30, 2005 compared to the same periods in 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2005, including related party transactions.

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

The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other nutritional products are subject to regulation by one or more federal agencies, including but not limited to the Food and Drug Administration, the Federal Trade Commission, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. In July 2005, the international Codex Alimentarius Commission approved guidelines for the trade of dietary supplements that are more restrictive than U.S. law. We are unlikely to see any immediate major effect on our domestic supply of vitamins, herbs, and minerals; however, these restrictions are expected to lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions, enabling foreign manufacturers to better compete with U.S. companies in those jurisdictions. We are unable to predict the impact of the proposed or any final Codex guidelines on our sales to foreign markets. In addition, we are unable to predict how guidelines adopted by Codex would affect the United States market. Although the FDA has stated that the Codex guidelines will not affect the availability of supplement products to U.S. consumers, the United States is a member of the World Trade Organization ("WTO") and a refusal to harmonize U.S. laws to the guidelines could result in a finding by the WTO dispute resolution panel that the U.S. is engaging in unfair trade practices. In the event of such a finding, the United States could become subject to sanctions in the form of tariffs and pressure will be on Congress to harmonize U.S. standards with those adopted by the WTO. We are also subject to governmental regulation in the jurisdictions in which we operate, including certain foreign jurisdictions, such as New Zealand and the European Economic Community, both of which have recently adopted more restrictive regulations on nutritional supplements. These activities are also regulated by various agencies of the states and localities in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

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

Other key factors that affect our operating results are as follows:

     o    Overall customer demand for our various products.
     o    Volume of products ordered.
     o    Mix of products purchased by our customers.
     o    Prices at which we sell our products.
     o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
     o    Our ability to match operating costs to shifting volume levels.
     o    Increases in the cost of raw materials and other supplies.
     o    The impact of competitive products.
     o    Adequacy and availability of insurance coverage.
     o    Limitations on future financing.
     o Increases in the cost of borrowings and unavailability of debt or equity capital.
     o    Our inability to gain and/or hold market share.
     o Exposure to and expense of resolving and defending product liability claims and other litigation.
     o    Consumer acceptance of our products.
     o    Managing and maintaining growth.
     o    Customer demands.
     o Market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability.
     o The success of product development and new product introductions into the marketplace.
     o    Slow or negative growth in the nutritional supplement industry.
     o    The departure of key members of management.
     o    Our ability to efficiently manufacture our products.
     o    Unexpected customer bankruptcy.


OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over The Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and currently supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are sold both through distributors and directly to medical and professional accounts, to retailers, and directly to the consumer. We offer two separate lines of approximately 200 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

We will continue to collaborate with several entrepreneurs of cutting-edge science-based products who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals, creating potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional practitioners market is key to the successful introduction of unique products.

We believe that the Company has good relations with all of its current manufacturers and suppliers. During the nine-month period ending September 30, 2005, we experienced a concentration of approximately 41% of manufacturing with three separate vendors, who individually account for more than ten percent of our purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our vendors. We believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

         PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004
         --------------------------------------------------------------

REVENUES. Our revenues have continued to grow at a moderate rate during the third quarter of 2005. We had net sales of $3,835,014 for the third quarter and $11,927,863 for the nine months ended September 30, 2005, compared with $3,723,401 and $11,280,660, respectively, for the same periods in 2004. The increase of $111,613, or 3%, in the third quarter was driven by increased sales to our distributors and professional accounts, whereas sales to our retail customers, who account for approximately 12% (2004: 15%) of our total sales, decreased. The increase of $647,203, or 6%, for the nine-month period was driven by the same factors as those driving the third quarter. We expect to continue to benefit from increased consumer awareness of the importance of nutritional supplements in one's diet.

COSTS OF SALES. Cost of sales increased $269,276 to $2,345,898 for the three months ended September 30, 2005, compared to $2,076,622 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, cost of sales increased $769,824 from $6,379,083 in 2004 to $7,148,907 in 2005. The increase in cost of sales corresponds with the increase in sales compounded by increased cost of materials, which we experienced due to the demand of certain raw ingredients exceeding the supply in the market place and because of the weakening U.S. dollar. In addition, we have incurred approximately $31,000 in product testing cost for the nine months ending September 30, 2005 compared to approximately $13,000 for the same period last year. We are making a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. Gross profit margins decreased from approximately 44% for the nine months ended September 30, 2004 to 40% for the same period in 2005. The decrease of 4% for the period over period comparison is a result of increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors. Based on these market pressures, we have concluded that we will forestall any significant price increases until 2006,, however, our gross margins by product line are evaluated periodically and there may be a possibility that prices may increase sooner depending on the situation.

OPERATING EXPENSES. Total operating expenses were $1,116,853 for the third quarter and $3,391,995 for the nine months ended September 30, 2005, compared with $1,034,424 and $3,063,079, respectively, for the same periods in 2004. We expensed approximately $100,000 as a result of the relocation of our corporate office in mid-February 2005. We paid approximately $21,000 for liability and earthquake insurance for the building, of which approximately $13,000 has been expensed. Property tax associated with the building is estimated to be approximately $45,000 from the beginning of the lease through September 30, 2005 and is included in accrued liabilities. We also incurred higher expenses due to increases in wages, workers' compensation and medical insurance, employer matching contributions to the 401(k) plan, accruals associated with anticipated year-end bonuses, rent for our new facility and the associated insurance and property tax, and increased mailings of promotional materials. We paid approximately $21,000 for liability and earthquake insurance for the building, of which approximately $13,000 has been expensed. Property tax associated with the building is estimated to be approximately $45,000 from the beginning of the lease through September 30, 2005 and is included in accrued liabilities. Offsetting these increases in expenses was the reversal of a loss provision associated with a lawsuit that was settled during 2003. We were awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005. Legal fees associated with this case and fees associated with the threatened litigation associated with the Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 discussed in the Legal Proceedings section below, caused an increase in legal fees.

PROVISION FOR INCOME TAXES. Provision for income taxes as of September 30, 2005 represents federal and state income taxes based on earnings.

NET EARNINGS. During the quarter and nine-month period ended September 30, 2005, we recorded net earnings of $244,274 and $888,518, respectively, compared to net earnings of $354,336 and $1,083,361, respectively, for the same periods in 2004. Although we showed increased sales of 3% for the quarter and 6% for the nine-month period, net income slipped due to the decrease in profit margins and increased operating expenses.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the nine-month period ended September 30, 2005, our working capital increased by approximately $436,065 to $5,396,342, compared to a working capital at December 31, 2004 of $4,960,277. Current assets mainly consist of approximately $2.24 million in cash, $.90 million in accounts receivable, and $2.81 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. Management believes that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements, is sufficient to fund its capital and liquidity needs for the next twelve months.

We currently do not utilize any off-balance sheet financing arrangements.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities were $612,887 and $840,727 for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2005 is explained by (i) an increase in accounts receivable of $190,354 due to increased sales and (ii) an increase in inventory levels of $258,774 due to rising prices and a modest increase in new products available for sale. Increases in these asset accounts were offset primarily by an increase in accounts payable and accrued liabilities of $242,250 because accrued bonuses had been paid by year-end 2004. Cash generated by operating activities for 2004 is predominately explained by increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the nine months ended September 30, 2005 was $520,798 and primarily resulted from payments for leasehold improvements for our new facility, office furniture and computer equipment. Net cash flows for the comparative prior period were immaterial.

FINANCING ACTIVITIES. Net cash flows provided by financing activities for the nine months ended September 30, 2004 was $9,800 as a result of the exercise of employee stock options. There were no corresponding cash flows from financing activities for the same period in 2005.

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

     SALES. Approximately 11% of our total sales in 2004 and 2005 were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

     PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the nine months ended September 30, 2005, we had a concentration of approximately 41% of our manufacturing with three separate vendors who individually account for more than ten percent of our purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

     PRODUCT. We have one product that individually accounts for more than ten percent of our sales dollars. Another product that has historically accounted for more than ten percent of our sales dropped to nine percent during the third quarter of 2004 and slipped to eight percent during the second quarter 2005, returning to nine percent in the third quarter 2005.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

                          ------------------------------------------------------------------
                                                  Payments Due by Period
                          ------------------------------------------------------------------
                                              Less
    Contractual                              Than 1         1-3         4 - 5       After 5
    Obligations                 Total         Year         Years        Years        Years
--------------------------------------------------------------------------------------------
Line of Credit (1)                    -            -            -            -            -
--------------------------------------------------------------------------------------------
Operating Leases (2)         $2,700,000     $288,000     $864,000     $576,000     $972,000
--------------------------------------------------------------------------------------------
Total Cash Contractual
Obligations                  $2,700,000     $288,000     $864,000     $576,000     $972,000
--------------------------------------------------------------------------------------------

     (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the nine months ended September 30, 2005 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of September 30, 2005, the interest rate on the line of credit was 6.61% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

     (2) Represents our building lease with AriBen Corporation, a related party. See "Related Party Transactions" below. The monthly obligation for the base rent on the lease is $24,000 for approximately 29,821 square feet.

RELATED PARTY TRANSACTIONS. Stephen and Susan Levine, CEO and VP, respectively, loaned Nutricology approximately $286,000 prior to its reverse acquisition with the Company in 1998. The loan has been offset and exceeded by advances made to the Levine's between 1997 and 1999. Each advance was made as a non-interest bearing, due on demand, loan on the books of the Company. Interest at 8% per annum has been accrued and paid on these loans. As of September 30, 2005, the outstanding balance was $7,770. During the nine months ended September 30, 2005, the Levine's repaid $21,048.

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

LIQUIDITY RESOURCES. We have $2.24 million in cash and cash equivalents as of September 30, 2005, which we believe to be sufficient to satisfy our cash requirements over the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to recruit and train management and personnel, and our ability to compete with other, better capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

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

On July 28, 2005, we were served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of our products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which may bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, a civil action may now be brought by a private party. We are currently involved in discussions with the CWLC and estimate that the loss which may be incurred as a result of the notice of violation is between approximately $9,000 and $44,000. No loss provision has been recorded in the financial statements as the amount is deemed to be immaterial to the financial statements taken as a whole. We have ceased all sales of the products and will no longer offer the products associated with the notice. We will offer refunds to all California purchasers of such products.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Stephen A. Levine. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 28, 2005, we were served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of our products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which may bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by any of these government authorities within the 60-days following notice, a private party may bring a civil action. We are currently involved in discussions with the CWLC and estimate that the loss that may be incurred as a result of the notice of violation is between approximately $9,000 and $44,000. No loss provision has been recorded in the financial statements as the amount is deemed to be immaterial to the financial statements taken as a whole. We have ceased all sales of the products and will no longer offer the products associated with the notice. We will offer refunds to all California purchasers of such products.

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

                                       ALLERGY RESEARCH GROUP, INC.
                                       Registrant



Dated:  November 10, 2005              By: /s/ Stephen A. Levine
                                           --------------------------------
                                           Chief Executive Officer and
                                           Chief Financial Officer