Form 10KSB
period 2005-12-31
ALLERGY RESEARCH GROUP INC
filed 2006-04-07
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2005

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the transition period from ____________ to _______________

                         Commission file number 0-27227

                          ALLERGY RESEARCH GROUP, INC.
                 (Name of small business issuer in its charter)

                  Florida                            13-3940486
         (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification number)

2300 North Loop Road, Alameda, California                94502
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $15,911,221

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 10, 2006 was $0.89, based on the last sale price of $0.87 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 13, 2006, Registrant had outstanding 14,521,605 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):     Yes [ ]   No [x]

                                TABLE OF CONTENTS


PART I........................................................................1

   ITEM 1.     DESCRIPTION OF BUSINESS........................................1
     FORWARD-LOOKING STATEMENTS...............................................1
     BACKGROUND...............................................................1
     THE COMPANY..............................................................1
     BUSINESS PLAN............................................................2
     PRODUCTS AND SERVICES....................................................3
     INDUSTRY OVERVIEW........................................................4
     COMPETITION..............................................................5
     MARKET STRATEGIES........................................................6
     REGULATION...............................................................7
     EMPLOYEES................................................................11
     INTELLECTUAL PROPERTY....................................................11
     AVAILABLE INFORMATION....................................................11
   ITEM 2.     DESCRIPTION OF PROPERTY........................................11
   ITEM 3.     LEGAL PROCEEDINGS..............................................11
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............12

PART II.......................................................................13

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......13
     MARKET INFORMATION.......................................................13
     HOLDERS..................................................................13
     DIVIDENDS................................................................13
     RECENT SALES OF UNREGISTERED STOCK.......................................13
     EQUITY COMPENSATION PLAN INFORMATION.....................................14
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......14
     INTRODUCTION.............................................................14
     CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS...............15
     FACTORS THAT COULD AFFECT FUTURE RESULTS.................................15
     OVERVIEW.................................................................16
     RESULTS OF OPERATIONS....................................................17
     LIQUIDITY AND CAPITAL RESOURCES..........................................18
     CRITICAL ACCOUNTING POLICIES.............................................21
     RECENT ACCOUNTING PRONOUNCEMENTS.........................................22
   ITEM 7.     FINANCIAL STATEMENTS...........................................22
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................22

PART III......................................................................23

   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....23
     OFFICERS AND DIRECTORS...................................................23
     KEY EMPLOYEES............................................................24
     MEDICAL ADVISORY BOARD...................................................25
     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE..................27
   ITEM 10.    EXECUTIVE COMPENSATION.........................................27
     REMUNERATION PAID TO EXECUTIVES..........................................27
     REMUNERATION PAID TO DIRECTORS...........................................28
     EMPLOYMENT AGREEMENTS....................................................28
     EMPLOYEE BENEFITS........................................................28
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................30
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................30
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................31
     EXHIBITS.................................................................31
     FORM 8-K REPORTS.........................................................32
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................32

SIGNATURES....................................................................33

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis or Plan of Operation" in Item 6, contains forward-looking statements that involve risks and uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of Allergy Research Group, Inc. and its consolidated subsidiary (the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include but are not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

BACKGROUND

      Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "Allergy Research Group"), together with wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Through Nutricology, Inc., the Company has produced quality, hypoallergenic nutritional supplements since 1980 and currently supplies products to over 4,000 physicians and health care practitioners worldwide. The Company was the first in the U.S. to introduce numerous specialty products including melatonin (a neurohormone), germanium sesquioxide (a trace mineral), AntiOx(TM) (a broad-spectrum antioxidant), Buffered Vitamin C and Nattokinase (an enzyme derived from boiled soybeans).

THE COMPANY

      Allergy Research Group, then Scottsdale Scientific, Inc., was incorporated under the laws of the state of Florida on April 8, 1997 for the purpose of wholesale distribution of health and nutritional supplements. On February 3, 1998, the Company entered into an agreement to acquire Nutricology, Inc., a California corporation formed on March 11, 1980 ("Nutricology"). Nutricology was engaged in the distribution of hypoallergenic nutritional supplements under the guidance of Dr. Stephen Levine, PhD.

      Nutricology now operates as a wholly owned subsidiary of Allergy Research Group. As used herein, the "Company" means Allergy Research Group and its subsidiary, except where indicated otherwise.

      We sell our products worldwide to healthcare professionals, who recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to over 4,000 physicians and health care practitioners worldwide, including accounts in the United States, Japan, China, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Denmark, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. The United States accounts for approximately 87% of sales before returns, discounts and allowances, with England, Japan and Canada producing 6%, 3% and 2% of sales, respectively. Financial information regarding our revenue, income and assets can be found in our audited financial statements filed as part of this Report.

      We develop, contract manufacture, market and sell our own branded products, including vitamins and nutritional supplements under the NutriCology and Allergy Research Group labels. Our products are distributed through distributors to medical and professional accounts and to retailers. We also sell direct to consumers via the Internet and telephone sales. See "Market Strategies" below. We offer a line of approximately 270 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids. Due to the nature of our business, the Company must carry a significant amount of inventory at all times in order to meet rapid delivery requirements. The Company does not have a significant amount of backorders at any given time and does not offer payment terms in excess of 30 days.

      The Company's principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

BUSINESS PLAN

      COMPANY GROWTH STRATEGY

      We intend to expand the Company's position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to:

      o develop new product line extensions, as well as new products, through our commitment to research and development;

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

      We believe that the Company's and Dr. Levine's history and reputation in the field, multiple distribution channels, broad portfolio of products with wide brand recognition by professionals around the world, and packaging and distribution capabilities position us to be a long-term competitor in the vitamin and nutritional supplements industries.

      The Company continues to collaborate with entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We continue to explore opportunities for partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals, creating potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional- practitioners market is pivotal to the successful introduction of unique products.

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions. In 2005 and 2004, we spent $304,516 and $298,899, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of nutraceuticals that could have pharmaceutical potential may enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

      As a result of our product development history, we believe that we have built a reputation in the nutritional supplement industry for innovation. The Company continues to develop new product concepts that we anticipate will capture additional market share in our existing domestic and international business.

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

      The Company currently does not have facilities for the manufacture of encapsulated and liquid products, and we are using outside vendors for this purpose. As of December 31, 2005, a concentration of approximately 42% of our manufacturing was distributed among three separate vendors. The three individual manufacturers and suppliers of raw materials accounted for approximately 21%, 11% and 10% of our needs. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices ("CGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

PRODUCTS AND SERVICES

      Our vitamin and nutritional supplement line consists of approximately 270 products. The Company has one product catalog for the retail market (marketed under the Nutricology(R) label) and another catalog for the professional market (marketed under the Allergy Research Group(R) label). Both catalogs include the following categories of products: Amino Acids, Antioxidant Formulas, Bioenergetic Nutrients, Bioflavonoids, Brain Support Products, Comprehensive Nutrient Formulas, Essential Fatty Acids, Gastrointestinal Health Products, Immune Support Products, Liver Support Products, Multiple Vitamin/Mineral

Formulas, Musculoskeletal Support Products, Organic Glandulars, Selenium Products, Specialty Products, Vitamin B Products, and Vitamin C Products. Approximately 80% of our products were formulated by Allergy Research Group/NutriCology and are contract manufactured and distributed by the Company. Another 20% of the products are produced by other companies in the industry and distributed by the Company through licensing agreements, under our label.

INDUSTRY OVERVIEW

      According to the PHARMACEUTICAL & Medical Packaging News (September 2004), The Freedonia Group (Cleveland) estimated, in its research report released July 2004 (the "Freedonia Report"), that global demand for nutritional supplements alone will grow by 6.1% each year through 2008. The report valued the current world market at $7.1 billion and estimated growth to approximately $9.6 billion in 2008. Over 150 million people in the United States use dietary supplements. However, despite the apparent popularity of supplements, the industry is under constant political pressure as the pharmaceutical industry continues to press for more stringent legal restrictions on the manufacture and distribution of vitamins and supplements, and foreign and world organizations, such as Codex Alimentarius, adopt standards and controls that make it more difficult for consumers to obtain a wide selection of these products.

      Despite its estimates of growth in the industry, The Freedonia Group warned that proposed GMPs (good manufacturing practices) could affect the legitimacy of the industry. The GMPs include strict standards for manufacturing, packaging and labeling to assure consistency and potency of dietary supplement products. Groups representing the pharmaceutical industry continue to express concerns over product consistency and quality despite increasing popularity in the U.S. market, citing the lack of GMPs, and revisions to DSHEA (see "Regulation" below) and other U.S. and foreign government restrictions that could cripple the industry by limiting consumer access to dietary supplement products and alternative medicine and increasing costs to manufacturers of these products. There appears to be an ongoing campaign to label nutritional supplement products as "unsafe" despite their track record, and restrictions on manufacturers' ability to advertise the efficacy of vitamin, mineral and dietary supplement products limits response to such criticism.

      In November 25, 2005, the Health Freedom Protection Act ("HFPA") was introduced in Congress as House of Representatives Bill No. 4282. The HFPA would amend the Federal Food Drug and Cosmetic Act ("FFDCA") to provide that a dietary supplement is not a drug solely because the label contains certain claims to cure, mitigate, treat or prevent disease. If enacted, the bill would amend the FFDCA to prevent the Secretary of Health and Human Services from prohibiting manufacturers from characterizing the relationship of a particular nutrient to the cure, mitigation, treatment or prevention of a disease unless it can prove that (1) there is no scientific evidence that supports the claim and that (2) the claim is inherently misleading and incapable of being rendered nonmisleading through the addition of a disclaimer. See "Regulation" below.

      Attempts to increase foreign government regulation of the industry have met with some success in some jurisdictions in which we currently sell products. See "Regulation" below. More pervasive are guidelines adopted by the Codex Alimentarius Commission, or Codex, an agency created in 1963 by two U.N. organizations - the Food and Agriculture Organization and the World Health Organization, in July 2005. By way of background, the Codex Committee on Nutrition and Foods for Special Dietary Uses ("CCNFSDU") began discussions on guidelines for vitamin and mineral supplements in the 1990's. These Guidelines apply to vitamin and mineral food supplements intended for use in supplementing the daily diet with vitamins and/or minerals. However, food supplements containing vitamins and/or minerals as well as other ingredients would also need to be in conformity with the specific rules on vitamins and minerals laid down in the Guidelines. See "Regulation" below.

      The Guidelines are expected to regulate the maximum amount of vitamins and minerals that can be placed in food supplements, which may lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions, enabling foreign manufacturers to better compete with U.S. companies. We are unable to predict the impact of the Guidelines on our sales to foreign markets. In addition, we are unable to predict how guidelines adopted by Codex would affect the United States market. The FDA has taken the position that the Guidelines will not affect the availability of supplement products to U.S. consumers and will allow U.S. manufacturers to better compete in the international market by establishing science-based guidelines. Supplements sold in the U.S. will not be required to comply with the international standards that are more restrictive than U.S. laws. The U.S. government continues to participate in Codex to maintain involvement in the setting of international standards to help minimize potential trade barriers to U.S. products in international markets.

      Despite increased regulation and negative publicity by competitors in the pharmaceutical industry, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Many studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of medical conditions.

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

      We believe that the Company competes favorably with other VMS companies because of its reputation for the quality and efficacy of its products as well as for its comprehensive line of products. We offer approximately 270 different vitamin and nutritional supplement products with varying degrees of potency and in a variety of forms (including capsules, liquids, powders, softgels and tablets). We believe that our ability to offer a broad range of high quality products with diversity of form and potency is an important factor in our ability to obtain market share in a highly competitive industry. In addition, we have identified professionals and distributors as our primary market, believing that we can build up our reputation for quality and efficacy through these sources rather than concentrating our efforts on mass market sales in competition with larger companies that have better resources and brand recognition even if many of their product lines are of lower quality than ours.

      Some of our competitors in the health and nutritional supplement business, may be better funded and possess superior managerial and marketing resources. We plan to compete primarily on the basis of superior service and differentiate the Company by marketing its high quality products directly to professionals, allowing a greater percentage of products to be distributed under private labeling, and producing products which address needs that have not been met by our competitors' products.

MARKET STRATEGIES

      We have divided sales into multiple market channels:

      o Healthfood stores and professional accounts - Physicians, nutritionists, chiropractors and health care professionals (43%).

      o Distributor accounts - Sales to distributors (to be resold to the professional or retail markets) (44%).

      o   Retail accounts - Direct sales to consumers (13%).

      The Company markets its products under two brands, NutriCology(R) and Allergy Research Group(R). Both brands offer a complete range of products, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. The NutriCology(R) brand is sold to retail stores and consumers directly, while the Allergy Research Group(R) brand is sold primarily to the professional market only.

      The Company markets its products through the use of trade shows, direct marketing to physicians, nutritionists, chiropractors and health care professionals, contractual arrangements with distributors (who market the products themselves), advertising in trade magazines, health-oriented radio talk shows, direct sales to health food stores and pharmacies, and direct catalog sales to consumers. Our direct sales team currently consists of one contracted sales representative covering a critical territory and market. This sales representative, combined with internal support staff, is focused on informing existing customers of our newest products. We are actively recruiting for an additional sales/marketing staff position. Through a combination of direct telemarketing, the Company's scientific newsletter "Focus," and extensive market specific mailings, we anticipate increased sales over the next year.

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

      DSHEA has come under attack as a result of negative publicity surrounding some herbal products, such as ephedra, and new legislation is being proposed in both the Senate and House of Representatives that could result in significantly greater regulation of the VMS industry. At least one of the proposals would impose pre-market approval processes for dietary supplements. The industry has formed a coalition comprised of dietary supplement manufacturers, industry trade associations and other supporters to help defeat challenges to DSHEA. However, at this time, we cannot predict with any certainty what those changes will be or the impact on the Company's business or results of operations. A proposal now being considered in Congress, spearheaded by Senator Orrin Hatch and a bipartisan coalition of his colleagues in the United States Senate, would require dietary supplement manufacturers to report any serious adverse events, such as a hospitalization or persistent or significant disability related to the consumption of dietary supplements, to the Food and Drug Administration (FDA).

      Under DSHEA, another important tool of FDA's regulatory and surveillance activities to help ensure the safety of dietary supplement products is the Agency's authority to promulgate regulations for dietary supplement current good manufacturing practices (cGMPs). During March 2003, the FDA issued proposed CGMP regulations for dietary ingredients and dietary supplements. These rules were submitted to the Office of Management and Budget for review in October 2005, normally a 90 days process, and are expected to be adopted in the near future. The new rules will establish new standards or CGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The rules also contain requirements for the design and construction of physical plants, and establish quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rules include requirements for maintenance of records and handling of consumer complaints related to the CGMPs.

      The rules are designed to cover all types of dietary supplements. However, recognizing that the new rules, if adopted, would have a greater economic impact on small businesses, the FDA included a three-year phase-in period for small businesses. As a result, businesses with fewer than 500 employees would not be required to be in complete compliance with the new regulations until three years after they become effective.

      The FDA also indicated that it would increase regulation of new dietary ingredients. Currently, manufacturers are required to provide pre-market safety notifications for new dietary ingredients ("NDIs") to the FDA 75 days before a product containing the ingredient is introduced to the market. The FDA indicated that it will increase enforcement of the notification requirements. A dietary supplement that contains an NDI is deemed to be adulterated unless one of the two following conditions is met: (a) the supplement must contain only dietary ingredients that have been presented in the food supply as an article used for food in a form in which the food has not been chemically altered, or (b) there is a history of use or other evidence of safety establishing that the ingredient, when used under the conditions recommended or suggested in the labeling of the dietary supplement, will reasonably be expected to be safe and the manufacturer or distributor has provided the FDA with information, including citations of published articles, upon which its assertion that product is reasonably expected to be safe is based. The expansion of the NDI list or notification requirements could increase costs or delay product introduction.

      Products marketed by the Company are classified as dietary supplements under the FFDC Act, and are therefore subject to DSHEA and, if adopted, the proposed regulations. In addition to these regulations, state and federal authorities under a number of disparate regulatory schemes have regulated advertising and label claims for dietary supplements. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA or FTC regulations or decisions will not restrict the permissible scope of such claims even beyond the current proposals.

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

      In November 25, 2005, the Health Freedom Protection Act ("HFPA") was introduced in Congress as House of Representatives Bill No. 4282. The HFPA would amend the Federal Food Drug and Cosmetic Act ("FFDCA") to provide that a dietary supplement is not a drug solely because the label contains certain claims to cure, mitigate, treat or prevent disease. If enacted, the bill would amend the FFDCA to prevent the Secretary of Health and Human Services from prohibiting manufacturers from characterizing the relationship of a particular nutrient to the cure, mitigation, treatment or prevention of a disease unless it can prove that (1) there is no scientific evidence that supports the claim and that (2) the claim is inherently misleading and incapable of being rendered nonmisleading through the addition of a disclaimer. The HFPA amendment would allow statements for a dietary supplement to include words that are recognized as signs or symptoms of a disease so long as the statement does not include the name of the specific disease (with no more than a three sentence disclaimer), and would allow the reprinting and distribution or sale of all or parts of U.S. government publications, including content concerning nutrients and disease treatment or prevention. The HFPA would also amend the Federal Trade Commission Act to allow as advertising (a) government publications exempted from reprinting or distribution restrictions under the FFDCA, or (b) accurate summaries of scientific publications. The burden of proving that such an advertisement for a dietary supplement or ingredient is false and misleading would be on the Federal Trade Commission.

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

      The European Union Food Supplements Directive is scheduled to go into full effect in Europe in December 2009. The Directive will control food supplement sales and manufacturing in 25 nations. Among other restrictions, the law (a) will allow only certain vitamins and minerals to be sold and will limit potency levels to one to three times the Recommended Daily Allowance ("RDA"), (b) will outlaw many popular nutrients such as chromium picolinate, and (c) will outlaw entire product categories such as amino acids. However, the actual levels have not yet been set and we are unable, at this point, to estimate the impact of the Directive on the market for our products in the Community. The international industry has seen a recent movement toward more restrictive controls over dietary supplements both in the Community and in other markets where are products are sold, such as New Zealand.

      The Codex Committee on Nutrition and Foods for Special Dietary Uses ("CCNFSDU") began discussions on guidelines for vitamin and mineral supplements in the 1990's. In July 2005, the Codex Alimentarius Commission adopted GUIDELINES FOR VITAMIN AND MINERAL FOOD SUPPLEMENTS (the "Guidelines"). The Guidelines only apply to supplements that contain vitamins and minerals that are regulated as foods. The Guidelines provide criteria for establishing maximum amounts of vitamins and minerals per daily portion of the supplement as recommended by the manufacturer. They also address the packaging and labeling of supplements. The restrictions are expected to lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions.

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

      In 2003, U.S. Senator Richard Durbin introduced a bill to Congress that would require manufacturers of dietary supplements, and each packer or distributor whose name appears on the label for the supplement, to report serious adverse experiences to the Secretary of Health and Human Services and to investigate such occurrences. The bill defined a "serious adverse experiences" as adverse events associated with the use of a supplement in a human that involves death or one of other serious calamities. Under current law, manufacturers report such events voluntarily, and the FDA is required to prove that the supplement or ingredient is unsafe prior to removing it from the market. Senator Durbin's bill proposed to cause manufacturers to submit proof of safety if the FDA has received a report of an adverse experience. Senator Durbin's bill has been opposed by Senators Orrin Hatch and Tom Harkin, who originally proposed the legislation that led to DSHEA.

      In the evaluation of adverse event reports, it is very difficult and sometimes impossible to determine whether there is a true relationship between the event reported and the product believed to be associated with it. Clinical data and additional research are required to establish any connection between the reported event and the product. Currently, Senator Hatch has agreed to work with Senator Durbin to reach some compromise with respect to adverse event reporting requirements and a proposal, which has not yet been numbered, has been introduced in Congress. Senator Hatch has taken the position that, since most supplements are safe and many manufacturers already voluntarily report adverse experiences, legislation that would require adverse event reporting as to serious events only would not be overly burdensome on the industry and a standardized process with clear rules would let manufacturers know what to expect. The definition of what constitutes a "series adverse experience" is still under debate, however, and we believe that any bill which would not require the report to be backed by medical evidence of a relationship between the event and the product prior to removal of the product from the market, or would include a broad definition of what events are to be reported, would have a serious adverse effect on the industry.

      We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our results of operations and financial condition. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

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

EMPLOYEES

      As of the date of this report, the Company employs 28 full-time and three part-time employees. The Company does not have any collective bargaining agreements with its employees and we believe our employee relations are good.

INTELLECTUAL PROPERTY

      Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has approximately 14 trademark registrations with the United States Patent and Trademark Office, including for Allergy Research Group(R) and NutriCology(R). We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, we have obtained no patents for our vitamin and nutritional supplement products. However, we have been granted one patent for the treatment of ITP, idiopathic thrombocytopenia, which is a common bleeding malady. The related research could lead to a strict pharmaceutical product with patent protection.

AVAILABLE INFORMATION

      Copies of the Company's Form 10-KSB and proxy statement may be obtained by notifying the Company in writing at its physical address. The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC-0330. We post a link to all Section 16 reports filed with the SEC on our website at www.allergyresearchgroup.com. You may also access our other reports via that link to the SEC website.

ITEM 2. DESCRIPTION OF PROPERTY

      We moved to a new facility during February 2005. Our new main administrative office and warehouse is located in Alameda, California and is leased from AriBen Corporation, a California corporation that is wholly-owned by the Company's Chief Executive Officer and Chief Financial Officer, Dr. Stephen Levine, and its Secretary, Susan Levine. These facilities consist of approximately 29,821 square feet of office and warehouse space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. Our new facility will provide a more geographically beneficial location, closer to our existing and potential workforce, and the facility can accommodate internal manufacturing, greater quality control and expansion better than the Company's prior facility.

ITEM 3. LEGAL PROCEEDINGS

      On July 28, 2005, we were served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of our products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which have the authority to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. When no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was allowed to bring a civil action itself. We are currently involved in discussions with the CWLC and have reached a verbal agreement for settlement. A loss provision of $18,000 has been recorded in the financial statements. We have ceased all sales of the products in question and will no longer offer for sale the products associated with the notice.

      In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No actions were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol "ALRG." The following table sets forth the trading history of the Common Stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2004 and 2005, and the partial period ended March 10, 2006, as reported by Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                   Quarter              Quarter         Quarter
                   Ending                 High            Low
                  3/31/2004              $1.50           $0.73
                  6/30/2004              $1.25           $0.85
                  9/30/2004              $1.10           $0.85
                  12/31/2004             $1.14           $0.85
                  3/31/2005              $1.14           $0.93
                  6/30/2005              $1.05           $0.84
                  9/30/2005              $0.98           $0.84
                  12/31/2005             $0.97           $0.77
                  3/10/2006*             $1.12           $0.85

*Reflects partial period.

HOLDERS

      As of March 22, 2006, there were approximately 102 holders of record of the Company's Common Stock. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. To date, the Board of Directors has elected to retain earnings for operations and has no current plans to pay dividends in 2006.

RECENT SALES OF UNREGISTERED STOCK

      None.

EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------
                 (a)                  (b)                    (c)
--------------------------------------------------------------------------------

Plan category    Number of            Weighted-average       Number of
                 securities to be     exercise price of      securities
                 issued upon          outstanding            remaining
                 exercise of          options, warrants      available for
                 outstanding          and rights             future issuance
                 options, warrants                           under equity
                 and rights                                  compensation plans
                                                             (excluding
                                                             securities
                                                             reflected in
                                                             column (a))
--------------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders          333,750              $0.40                  616,750
--------------------------------------------------------------------------------
Equity
compensation
plans not
approved by
security
holders                0              $0.00                        0
--------------------------------------------------------------------------------
Total            333,750              $0.40                  616,750


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

      o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the years ended December 31, 2005 compared to 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

      o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2005.

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

      Other key factors that affect our operating results are as follows:

      o   Overall customer demand for our various products.
      o   Volume of products ordered.
      o   Mix of products purchased by our customers.
      o   Prices at which we sell our products.
      o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
      o   Our ability to match operating costs to shifting volume levels.
      o   Increases in the cost of raw materials and other supplies.
      o   The impact of competitive products.
      o   Adequacy and availability of insurance coverage.
      o   Limitations on future financing.
      o Increases in the cost of borrowings and unavailability of debt or equity capital.
      o   Our inability to gain and/or hold market share.
      o Exposure to and expense of resolving and defending product liability claims and other litigation.
      o   Consumer acceptance of our products.
      o   Managing and maintaining growth.
      o   Customer demands.
      o Market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability.
      o The success of product development and new product introductions into the marketplace.
      o   Slow or negative growth in the nutritional supplement industry.
      o   The departure of key members of management.
      o   Our ability to efficiently manufacture our products.
      o   Unexpected customer bankruptcy.
      o The implementation of SFAS 123R in relation to accounting for stock-based compensation.

OVERVIEW

      BUSINESS DESCRIPTION. We strive to be an innovative leader in nutraceutical research and product formulation. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell our own brands, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors, to medical and professional accounts, retail stores and consumers directly. We offer a line of approximately 270 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids. We also distribute certain third-party manufactured products under our labels. These products account for approximately 20% of all products offered by the Company. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

      The Company is still collaborating with several entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals. There is potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional-practitioners market is key to the successful introduction of unique products.

RESULTS OF OPERATIONS

      Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

      FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

      REVENUES. During the fiscal year ended December 31, 2005, we had net sales of $15,911,221, representing an increase of $774,629 from net sales of $15,136,592 during fiscal year ended December 31, 2004. The overall increase of 5% was driven by increased sales to our distributors and professional accounts, whereas sales to our retail customers, who account for approximately 13% (2004:
15%) of our total sales, decreased. The overall increase in sales is primarily the result of the introduction of new products and effective marketing efforts. We are planning additional promotional activities with selected major accounts in 2006.

      COST OF SALES. Cost of sales increased $978,215 to $9,645,293 for the year ended December 31, 2005, compared to $8,667,078 for the year ended December 31, 2004. The increase in cost of sales corresponds with the increase in sales compounded by increased cost of materials, which we experienced due to the demand of certain raw ingredients exceeding the supply in the market place and because of the weakening U.S. dollar. In addition, we incurred approximately $50,000 in product testing costs during the twelve months ending December 31, 2005 compared to approximately $23,000 for the same period last year. We are making a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. Gross profit margins for 2005 were approximately 39%, a decrease of 4% from approximately 43% in 2004. The decrease of 4% for the period over period comparison is a result of increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors. Additionally, high margin sales directly to retail customers have decreased, whereas lower margin sales to distributors have increased. Despite these market pressures and after careful consideration of gross margins by product line, we felt compelled to raise the prices on several items in January 2006 in order to remain competitive.

      OPERATING EXPENSES. Total operating expenses increased by approximately $183,403 or 4% to $4,464,523 for the year ended December 31, 2005. We incurred higher expenses due to increases in wages and associated payroll tax, rent for our new facility (we paid for rent in two locations in February to facilitate the move), additional insurance and property tax associated with the new building, in addition to the cost of the move itself, increased mailings of promotional materials, and increased legal fees resulting from the threatened litigation associated with the Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 discussed in the Legal Proceedings section above in Part I, Item 3. Offsetting these increases was a reduction in the bonuses paid to officers and the reversal of a loss provision associated with a lawsuit that was settled during 2003. We were awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005.

      INTEREST EXPENSE. There was no interest expense incurred during 2004 or 2005 because the line of credit was not used.

      INCOME TAXES. As of December 31, 2005 and 2004 we accrued $34,262 and $104,960, respectively, of income tax payable and recognized a provision for income tax expense of $656,853 and $930,661, respectively. As of December 31, 2005, we prepaid $107,193 of California income tax. As of December 31, 2005, our parent company had approximately $250,000 in state net operating loss carryforwards which expire principally in 2007, and have not been recognized as we deem it unlikely that income will be generated at the parent company level.

      NET INCOME. During the period ended December 31, 2005, we recorded net income of $1,208,869, as compared to net income of $1,282,736 for the period ended December 31, 2004. The overall decrease is due to the decrease in gross profit compounded by the increase in operating expenses offset by a decrease in income tax expense.

      EARNINGS PER SHARE. Earnings per share have decreased to $0.08 per share for the year ended December 31, 2005, versus $0.09 per share for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      For the past five years combined we have generated aggregate net income of $5,459,794. We believe that we will continue to generate net income so long as we continue to generate sales at the current level, and we are currently financing our operations through cash generated by operating activities.

      We currently do not utilize any off-balance sheet financing arrangements.

      FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

      Cash Flows

      OPERATING ACTIVITIES. Net cash flow provided by operating activities was $842,489 and $417,573 for the years ended December 31, 2005 and 2004, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2005 is explained by an increase in accounts receivable due to increased sales and an increase in inventory levels due to rising prices and a modest increase in new products available for sale offset by an effort to decrease the carrying cost of inventory and the reduction in liability accounts such as accounts payable and accrued liabilities as the Company took advantage of vendor discounts offered and primarily paid its liabilities before they were due. Cash generated by operating activities for 2004 is predominately explained by increases in inventory levels as we built up inventories to respond to forecasted demand for our products from the prior year's fourth quarter.

      INVESTING ACTIVITIES. Net cash flows used in investing activities during 2005 was $502,303 primarily resulting from purchases of leasehold improvements and upgrades to our manufacturing and office equipment offset by repayments from officers for an outstanding loan. Net cash flows provided by investing activities during 2004 resulted from repayments from outstanding loans from officers, offset by the acquisition of computer equipment and software.

      FINANCING ACTIVITIES. Net cash flows provided by financing activities were $2,000 and $9,800 in 2005 and 2004, respectively, representing cash proceeds from the exercise of employee stock options during the year.

      Current Financial Condition/Risk Analysis

      At December 31, 2005, the Company had positive working capital of $5,757,619, compared to working capital at December 31, 2004 of $4,960,277. Working capital increased as a result of our cash flows generated from operating activities, which has increased our cash position and allowed us to minimize outstanding liabilities. Approximately 88% of both our account receivables and current liabilities are due within 60 days or less. We have focused our cash management efforts on actively managing our receivables and payables. We finance our inventory and accounts receivable through income from operations. We have a line of credit available if income from operations should fail to provide the financing needed. If customer demand should drop off due to such factors as pricing pressures imposed by competitors, customer bankruptcies or some other unforeseen circumstances, our access to funds may be restricted.

      During 2005, we experienced a concentration of approximately 42% of our manufacturing with three separate vendors (concentration ranging from 10% to 20% with each individual vendor.) We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that we have good relations with all of our current manufacturers and suppliers. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products; however, we can offer no guarantees that we would be able to replace these manufacturers and bring them up to speed on our products without at least a temporary disruption in the manufacturing and distribution process. Because we do not have written agreements with our manufacturers, we also have no rights of indemnity with respect to the products manufactured by them in the event a claim is brought against the Company based on the effects of those products.

      Approximately 12% of our total sales in 2005 (2004: 11%) were attributable to the same distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sell directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales; however, we can offer no guarantee the extent to which these customers would begin to purchase products directly from the Company.

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

      The U.S. economy has been adversely affected by past terrorist activities and the threat of future activities and current military actions in Iraq and Afghanistan, and other potential military action. Any economic downturn resulting from such activities could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business. In response to these activities and potential activities, on March 19, 2003, the FDA issued four new security guidance documents designed to step-up the inspection of foods and food ingredients entering or present within the U.S. Although these guidance documents are not mandatory, they represent the recommendations of the FDA, which are generally followed in the food industry. As yet, it is unclear what effect, if any, the compliance with these guidance documents by members of the food industry has had on the dietary supplement industry. Certain dietary ingredients may also represent food ingredients that are subject to these types of inspections. Although the guidance documents are part of Operation Liberty Shield, which is designed to minimize impact to the economy, the increased surveillance of domestic and imported foods may result in delays and/or increased expenses in the food industry and indirectly affect our business operations.

In addition, the FDA is in the process of adopting current good manufacturing practice (CGMP) regulations for dietary ingredients and dietary supplements. The new rules will establish new standards or CGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The new rules also contain requirements for the design and construction of physical plants, and establish quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rules include requirements for maintenance of records and handling of consumer complaints related to the CGMPs. We are not currently able to predict the cost of complying with these new standards. As a small business, we should qualify for a three-year implementation process, which will allow us to spread the cost. However, we cannot predict with certainty any impact of such costs on our results of operations or financial condition. The FDA estimates that the proposed rule will have a significant impact on small businesses under the Regulatory Flexibility Act, with small business bearing a proportionately larger cost than large businesses.

      Our line of credit with Merrill Lynch Working Capital Management Account will expire on November 30, 2006. In the event we were unable to renew or obtain a new line of credit with this or another banking facility, we may not be able to allow for unexpected or emergency expenses which may arise during the course of our operations. In that event, we may be required to raise additional capital through the sale of equity or debt instruments, and we can offer no guarantee that such financing would be on terms favorable to the Company or that such financing would be available to the Company as needed.

      CONTRACTUAL OBLIGATIONS. Our Contractual Obligations and Commercial Commitments are detailed below:

                                                   Payments Due by Period
                                --------------------------------------------------------------
                                                Less
         Contractual                           Than 1        1-3          4-5        After 5
         Obligations               Total        Year        Years        Years        Years
  ---------------------------   ----------   ----------   ----------   ----------   ----------
  Line of Credit(1)                     --           --           --           --           --
  ---------------------------   ----------   ----------   ----------   ----------   ----------
  Capital Lease
  Obligations                           --           --           --           --           --
  ---------------------------   ----------   ----------   ----------   ----------   ----------

  Operating Leases(2)           $2,628,000   $  288,000   $  864,000   $  576,000   $  900,000
  ---------------------------   ----------   ----------   ----------   ----------   ----------

  Purchase Obligations(3)       $1,305,469   $1,305,469           --           --           --
  ---------------------------   ----------   ----------   ----------   ----------   ----------
  Total Cash Contractual
  Obligations                   $3,933,469   $1,593,469   $  864,000   $  576,000   $  900,000
  ---------------------------   ----------   ----------   ----------   ----------   ----------

(1) This represents our borrowings under the line of credit with Merrill Lynch, which had a zero balance as December 31, 2005 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London

         Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of December 31, 2005, the interest rate on the line of credit was 7.13% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if we were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.
(2) Represents our new Alameda, California location lease with AriBen Corporation, a related party. See "Related Party Transactions" under
         Item 12.
(3)      Represents outstanding purchase orders for inventory.

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

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The accounting effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote, based on past history and the current status of our accounts, there is a possibility of this occurrence.

      INVENTORY

      Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. The accounting effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote, there is a possibility of this occurrence.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board issued the following accounting pronouncement during 2005:

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will not have any impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.

ITEM 7. FINANCIAL STATEMENTS

      Please see our audited consolidated financial statements for the year ended December 31, 2005, attached hereto.

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

    NAME                       POSITION HELD(1)
    ----                       ----------------
    Stephen Levine, Ph.D.      Chief Executive Officer, Chief Financial Officer,
    2300 North Loop Road       and Chairman of the Board
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

      STEPHEN LEVINE, PH.D. (56) has served as the Company's Chief Executive Officer from December 1997 to January 1999 and recommenced service to the Company in that capacity in January 2000, upon resignation of the interim CEO. Dr. Levine has been Chairman of the Board and a Director of the Company since December 1997. In January 2001, Levine was appointed Chief Financial Officer of the Company. In addition to these various roles, Dr. Levine is solely responsible for all scientific research and development of new products. He has been involved in the nutraceutical industry for over 25 years and is in a unique position to receive invaluable scientific information from the nutraceutical community. His network of associates includes renowned medical doctors, researchers and industry leaders. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. He now serves as Chairman of the Board of Directors, as well as being employed as the Chief Executive Officer and Chief Financial Officer. Dr. Levine is the author of AntiOxidant Adaptation, Its Role in Free Radical Pathology. Dr. Levine's reputation and talent in the industry are world-renowned. Dr. Levine is the husband of Susan Levine, who acts as Vice-President and Secretary of the Company.

      FRED SALOMON (67) has served as President since August 12, 2003. He was hired in 2002 to fill the role of Director of Operations. Mr. Salomon is responsible for the daily operation of the business. He oversees all aspects of day-to-day operations. He also works with Ms. Levine on marketing concerns. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry, where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. For the last 20 years, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

      SUSAN LEVINE (52) has served as the Secretary, Director, and Vice-President to the Company since December 1997. Ms. Levine resigned her board membership temporarily between January 1999 and January 2000. Since 1980, Ms. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of the Company. Ms. Levine currently works on marketing concerns. Prior to working for the Company, Ms. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

      ED KANE (78) was appointed to the Company's Board of Directors on November 8, 2000. From 1955 to present, Mr. Kane has acted as the sole owner and chief executive officer of Kane Steel, a company that has current gross sales of $25 million and over 120 employees. Mr. Kane also started K-TRON International ("KTII") in 1964. KTII was the first to digitize weigh feeding, which is a system used to continuously weigh and feed material for the process industries. KTII is listed on the over-the-counter market and is a $120 million company today, with plants in Switzerland and the United States. In addition, Mr. Kane started K-FLOW International ("KFI") in 1980 to manufacture a patented mass flow meter. KFI was merged into the instrument division of the Swiss firm Asea Braun Bavari in 1991. Expanding into the health field ten years ago, Mr. Kane and his wife Patricia, a Ph.D., founded BodyBio Corporation, a specialized laboratory analysis service utilized by physicians worldwide in interpreting blood test results. Mr. Kane is currently the chief executive officer of BodyBio Corporation. Mr. Kane has been a student of science and medicine for most of his adult life, and holds a degree from Temple University. Mr. Kane's particular focus has been on fatty acid metabolism. He has been a visiting professor at the Wharton School of Business in Philadelphia and instructs physicians in a biomedical course on lipid metabolism five times yearly. Mr. Kane holds several U.S. patents on steel structures, instrumentation and biochemistry. The city of Millville, New Jersey recognized Mr. Kane as one of the three leading industrialists of the last half century.

KEY EMPLOYEES

      CLINTON ABBOTT has served as Operations Manager of the Company since October 1999. Mr. Abbott has filled various roles for the Company: from July 1999 to September 1999, he acted as Pharmacy Market Development Manager; from September 1998 to July 1999 he acted as Purchasing and Facilities Manager; from April 1997 to September 1998 he acted as Purchasing/Warehouse Manager; and from December 1996 to April 1997, he acted as Purchasing Manager. Mr. Abbott brings 20 years of experience with two of the largest pharmaceutical wholesalers in the U.S., Cardinal Health where he held titles of Purchasing, Operation and Distribution Manager. Mr. Abbott holds a B.S. degree in Business Administration from California State University, Sacramento, where he graduated in 1980.

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

      LAURA JOHNSON, CPA, has been the Controller for the Company since January 2001. Prior to accepting the position with the Company she was the controller at a small, closely-held company. She has also held various accounting and auditing positions with American Stores, Inc., Ball Metal Container Group and Price Waterhouse. Ms. Johnson holds a B.S. degree in Business Administration with a concentration in accounting from Colorado State University, Fort Collins, where she graduated in 1981.

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

      LUBA VOLOSHKO, PH.D. has served as Manager of Quality Control for the Company since 1998. Dr. Voloshko came to the Company with a Ph.D. in chemistry from the Moscow University of Chemical Technology. Dr. Voloshko was the Chemical Department Chief at the Laboratory of Forensic Science in Riga Latvia for twelve years from 1984 through 1997 before coming to the U.S. Dr. Voloshko keeps abreast of all FDA regulations related to the nutritional supplement industry, conducts random and specific product and material testing, oversees the receipt and release of all raw materials and finished goods, and reviews product labeling for accuracy.

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

MEDICAL ADVISORY BOARD

      The Company has a Medical Advisory Board, currently consisting of the following members:

      DR. JEFFRY ANDERSON. Dr. Anderson is Medical Advisory Board co-chairman with Dr. Stephen Levine. Dr. Anderson also carries on a Marin County based medical practice. Dr. Anderson consults with Dr. Levine to develop state of the art designer supplements the Company is known for originating. Prior to his consulting work with the Company, Dr. Anderson was in private practice in Marin County for approximately 25 years. He has been working with Dr. Levine for approximately the past ten years, at the same time acting as a consulting physician for other companies. He is best known for his ground-breaking work in the fields of Chronic Fatigue Syndrome and Fibromyalgia. Dr. Anderson was one of the first Bay Area Physicians to focus on the causes of Chronic Fatigue. His extensive work in immune system dysfunctions makes him the perfect choice to help head up the Company's Medical Advisory Board. Dr. Anderson received his M.D. from the Indiana University School of Medicine in 1969.

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

      DR. BA HOANG. Dr. Hoang was an employee of the Company from January 2000 to October 2005. He is also a scientific advisor with Get Well International, Inc., and research consultant for the Institute of Transplant Research at the University of California Davis. From 1996 to 1998, Dr. Hoang acted as founder and director of the Research of the Natural Immune Supplements Corp., where he focused on research and development of natural supplements for chronic infectious diseases, chronic viral infections, allergy, asthma, autoimmune diseases and immune suppressed conditions. From 1995 to present, Dr. Hoang has acted as research collaborator of the Biochemistry Department of the Royal Holloway University of London, where he works on the investigation of anti-HIV1 activities and the mode of action of herbal species. He is the co-receiver of the Wellcome Trust Grant. From 1993 to 1996, Dr. Hoang was senior research associate at St. Petersburg Pediatric Medical Academy, Russia, where he conducted research for the development of a new approach to the diagnosis and treatment of Auto-Immune Thrombocytopenic Purpura Asthma. Dr. Hoang has received the Visa O1 from the United States for persons with extraordinary ability in science, and has published several articles in medical journals.

      DR. MICHAEL ROSENBAUM M.D. Dr. Rosenbaum has been consulting with Dr. Levine since inception of NutriCology. He is an original member in the Orthomolecular Medical Society under Linus Pauling. Dr. Rosenbaum previously held the position of President of the Orthomolecular Medical Society and is an author and lecturer in his field. Dr. Rosenbaum has also been the President of the Huxley Society and a medical director of the Primal Therapy Center. He has had a private practice in environmental medicine, allergy and immunology in both Marin County and Santa Monica since 1977. Dr. Rosenbaum received his M.D. from the Albert Einstein College of Medicine in New York City in 1968. He has authored several books, including "The Natural Way to Energize & Revitalize Your Life" in 1999, and has published a number of articles in medical journals. Currently, Dr. Rosenbaum acts as a member of the review panel for The Healthy Foundation and Vitamins for the Homeless, and as a director for the Orthomolecular Health Medicine Organization.

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

      Our success is substantially dependent upon the efforts of Dr. Stephen Levine. The loss of Dr. Levine, whom we regard as the Company's visionary and whose reputation in the industry is known internationally, would have a material adverse effect on the Company's business if a suitable replacement could not be found. Due to his reputation and talent, we believe it would be difficult to replace Dr. Levine. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel, and the competition for such personnel is intense.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      To our knowledge, all reports that were required to be filed by our directors, officers or principal shareholders during 2005 under Section 16(a) of the Securities Exchange Act of 1934, were timely filed.

      ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

      The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years:

                                   SUMMARY COMPENSATION TABLE

                                                       Long Term Compensation
                                                   -------------------------------
                           Annual Compensation             Awards          Payouts
                       --------------------------- ----------------------- -------
                                          Other                Securities
                                          Annual   Restricted    Under-             All Other
Name and                                  Compen-    Stock       lying       LTIP    Compen-
Principal               Salary    Bonus   sation    Award(s)    Options    Payouts   sation
Position          Year ($)(8)    ($)(9)     ($)       ($)          (#)       ($)       ($)
---------------- ----- --------- -------- -------- ----------- ----------- -------  ---------
Stephen Levine,  2003   299,846        -                                            10,890(1)
CEO              2004   324,477  125,000                                            25,422(2)
                 2005   309,616  100,000                                            27,422(3)

Manfred (Fred)   2003   112,308  100,000                           98,250            3,923(4)
Salomon,         2004   120,923  120,000                                            12,231(4)
President        2005   115,385  100,000                                            11,000(4)

Susan Levine,    2003   179,255                                                      8,743(5)
Secretary        2004   195,517   50,000                                            19,580(6)
                 2005   186,562   40,000                                            18,707(7)

      (1) Represents 401(k) matching funds of $6,308, long-term disability policy of $2,427 and a life insurance policy of $2,155.
      (2) Represents 401(k) matching funds of $16,000, long-term disability policy of $2,427 and a life insurance policy of $6,995.
      (3) Represents 401(k) matching funds of $18,000, long-term disability policy of $2,427 and a life insurance policy of $6,995.
      (4) Represents 401(k) matching funds.
      (5) Represents 401(k) matching funds of $5,677, long-term disability policy of $2,251 and a life insurance policy of $815.
      (6) Represents 401(k) matching funds of $12,574, long-term disability of $2,251 and a life insurance policy of $4,755.
      (7) Represents 401(k) matching funds of $11,701, long-term disability policy of $2,251 and a life insurance policy of $4,755.
      (8) There has not been a salary increase for officers since 2003. The 2004 wages are higher than 2005 due to our bi-weekly processing of payroll and the timing of payments.
      (9) Represents a decrease of approximately 20% from 2004 to 2005.

      During the fiscal years ended December 31, 2005 and 2004, we did not grant any stock options to executive officers. Options granted in 2003 are included in the table below:

---------------- ------------- ------------- ---------------- -----------
Name             Number of     % of Total
                 Securities    Options/SAR's
                 Underlying    Granted to
                 Options/ SARs Employees in  Exercise or Base Expiration
                 Granted (#)   Fiscal Year   Price ($/Sh)     Date
---------------- ------------- ------------- ---------------- -----------

Manfred Salomon  98,250        26%           $.40 per share   05/12/2008
---------------- ------------- ------------- ---------------- -----------


The following table is intended to provide information as to the number of stock options exercised by each of the executive officers listed above, the value realized upon exercise of such options, and the number and value of any unexercised options still held by such individuals.

                                                Number of
                                                Securities     Value of
                                                Underlying     Unexercised
                                                Unexercised    In-the-Money
                                                Options/SARs   Options/SARs
                                                at FY-End (#)  at FY-End ($)

                 Shares Acquired  Value         Exercisable/   Exercisable/
Name             on Exercise (#)  Realized ($)  Unexercisable  Unexercisable
---------------- ---------------- ------------- -------------- --------------

Manfred Salomon                0             0       98,250/0    $84,495/0(1)

      (1) On May 12, 2003, the Company issued options to purchase 98,250 shares of Common Stock to Manfred Salomon under the Company's 1998 Incentive Stock Option Plan. These options can be exercised for $.40 per share and were fully vested on the grant date. The options expire on May 12, 2008.

REMUNERATION PAID TO DIRECTORS

      No remuneration was paid to the Company's directors during its fiscal year ended December 31, 2005.

EMPLOYMENT AGREEMENTS

      The Company does not have a current employment agreement with its Chief Executive Officer or with its President.

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

      RULE 401(k) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company will match 100 percent of an employee's contribution, limited to 5% of the employee's compensation. Total provisions with respect to these plans approximated $91,000 and $94,000, for the years ended December 31, 2004 and 2005, respectively.

      CAFETERIA PLAN. In May 1999, the Company adopted the NutriCology, Inc./Allergy Research Group, Inc. Cafeteria Plan pursuant to section 125 of the Internal Revenue Code ("Cafeteria Plan"), retroactive to January 1999. Eligible employees may contribute a portion of their upcoming pay to special funds or accounts to pay for certain benefits under the Cafeteria Plan, including health care reimbursement, day-care assistance and insurance premiums on health care insurance programs. Ordinarily, these expenses would be paid with out-of-pocket, taxable dollars. Under the Cafeteria Plan, the amounts contributed are not subject to Federal income or Social Security taxes. Employees may submit requests for reimbursement of these expenses to the administrator of the Cafeteria Plan, BenefitStreet, at any time during a plan year. At the end of each plan year, the employees forfeit any unspent monies unless requests for reimbursement are made no later than 90 days after the end of the year. In 2005, the plan was amended to allow eligible expenses to include those incurred through March 15 of the following year. We automatically contribute enough of the employee's compensation to pay for insurance coverage provided under our health plan; however, it is up to the employee to determine the amount of any additional contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2005 concerning the beneficial ownership of our common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 10% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

---------------- ------------------------- ---------------------- -------------
                   Name and Address of      Amount and Nature of   Percent of
Title of Class       Beneficial Owner       Beneficial Ownership   Class(1)(2)
---------------- ------------------------- ---------------------- -------------
$.001 par value  Stephen A. Levine, Ph.D.
common stock     2300 North Loop Road           10,113,250(4)        70%(3)
                 Alameda, CA 94502

$.001 par value  Susan D. Levine
common stock     2300 North Loop Road           10,113,250(4)        70%(3)
                 Alameda, CA 94502

$.001 par value  Manfred Salomon                    99,750(5)          .7%
common stock     2300 North Loop Road
                 Alameda, CA  94502

$.001 par value  Officers and Directors
common stock     as a group                     10,114,750            70%

(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2005, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person.
(2)   Percentages are based on 14,521,605 shares outstanding on March 22, 2006.
(3) Represents shares held jointly with the Company's Secretary, Susan D. Levine, and Chief Executive Officer, Dr. Stephen A. Levine, as community property.
(4) Includes 10,113,250 shares held jointly with our Chief Executive Officer, Dr. Stephen A. Levine, and our Secretary, Susan D. Levine.
(5) Includes options to purchase 98,250 shares of common stock at an exercise price of $.40 per share which are fully vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Dr. Stephen Levine, the Company's Chief Executive Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Secretary, are husband and wife.

      On January 4, 2005, the Company entered into a lease for office and warehouse space located at 2300 North Loop Road, Alameda, California with AriBen Corporation, a single-purpose California corporation wholly-owned by Stephen and Susan Levine. The leased premises consist of approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit is required under the lease.

      We have reimbursed AriBen Corporation for some of the tenant improvements that were built out to our specifications in the amount of $350,000. We believe that the new facilities provide a more geographically beneficial location, closer to our existing and potential workforce, and the facilities can accommodate internal manufacturing, greater quality control and expansion better than our prior facilities.

      During 2005, all officer loans including accrued interest were repaid by Stephen and Susan Levine.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

ITEM                                                                    EXH. NO.
----                                                                    --------

Registrant's Articles of Incorporation*                                     3.1
Registrant's Articles of Amendment to Articles of Incorporation
  dated January 15, 1998*                                                   3.2
Registrant's Bylaws*                                                        3.3
Form of Common Stock Certificate*                                           4.1
Form of Non-Qualified Stock Option*                                         4.2
Form of Incentive Stock Option*                                             4.3
Form of Common Stock Purchase Warrant*                                      4.4
1998 Stock Option Plan*                                                     4.5
License Agreement between Registrant and Jim Cassidy dated March 21, 2000*  10.1
Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*#      10.2
Loan and Security Agreement between Registrant and Aerofund
  Financial, Inc.*                                                          10.3
Code of Business Conduct and Ethics**                                       10.4
Lease between Registrant and AriBen Corporation dated January 4, 2005***    10.5
Subsidiaries of the Company                                                 21
Consent of Independent Registered Public Accounting Firm                    23.1
Certificate of Stephen A. Levine required by Rule 13a-14(a) or Rule
  15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
  to Section 302 of Sarbanes-Oxley Act of 2002                              31
Certificate of Stephen A. Levine pursuant to 18 U.S.C. Section 1350,
  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002      32
Haight-Ashbury Free Medical Clinic Design Research Survey*                  99.1


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

(b)   Form 8-K Reports

      A Current Report on Form 8-K was filed with the Commission on December 21, 2005 under Item 1.01 (Entry into a Material Definitive Agreement) disclosing an aggregate discretionary bonus of $349,750 and amounts for each named executive officers for the fiscal year ending December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

      The firm of Clancy and Co., P.L.L.C. served as the Company's independent public accountants for the years ended December 31, 2005 and 2004. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accountants.

      Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

      The aggregate fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2005 and 2004 was $44,700 and $42,500, respectively.

Audit-Related Fees

      None.

Tax Fees

      The aggregate fees billed for tax compliance rendered by our independent auditors for the years ended December 31, 2005 was $6,000 and 2004 was $5,000.

All Other Fees

      None.

Audit Committee Pre-Approval Policies and Procedures

      The Company does not currently have an Audit Committee. The Company's current policy is that the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2005 and 2004. Our independent auditors did not provide us with any non-audit services during the periods indicated above.

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm.......................F2

Consolidated Balance Sheet ...................................................F3

Consolidated Income Statements ...............................................F4

Consolidated Statements of Changes in Stockholders' Equity ...................F5

Consolidated Statements of Cash Flows ........................................F6

Notes to Consolidated Financial Statements ...................................F7


                                       F1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALLERGY RESEARCH GROUP, INC.

We have audited the accompanying consolidated balance sheet of Allergy Research Group, Inc., a Florida Corporation, and Subsidiary (the "Company") as of December 31, 2005 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the two preceding years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of their operations and their cash flows for the periods indicated above, in conformity with generally accepted accounting principles in the United States of America.



Clancy and Co., P.L.L.C.
Scottsdale, Arizona

March 20, 2006


                                       F2

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

ASSETS
------
Current assets
   Cash and cash equivalents                                        $ 2,487,824
   Accounts receivable, net of allowance for doubtful
     accounts of $45,000                                                954,943
   Inventories (Note 3)                                               2,573,612
   Prepaid expenses and other current assets                            169,479
   Prepaid income taxes                                                 107,193
                                                                    -----------
Total current assets                                                  6,293,051
                                                                    -----------

Property and equipment, net of accumulated depreciation of
     $1,093,238 (Note 4)                                                562,928
                                                                    -----------

Intangible assets, net of amortization of $29,753 (Note 5)               13,180
                                                                    -----------

TOTAL ASSETS                                                        $ 6,869,159
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                                 $   274,642
   Accrued expenses (Note 6)                                            207,824
   Deferred tax liability (Note 10)                                      18,704
   Income taxes payable (Note 10)                                        34,262
                                                                    -----------
Total current liabilities                                               535,432
                                                                    -----------

Commitments and Contingencies (Note 11)

Stockholders' equity
Preferred stock:  $0.25 par value, authorized:
     1,000,000. issued and outstanding:  None                              None
Common stock: $0.001 par value, authorized shares:
     100,000,000; issued: 15,105,355, outstanding: 14,521,605            15,105
Additional paid-in capital                                            1,150,641
Retained earnings                                                     5,446,518
Less:  treasury stock, at cost (583,750 shares)                        (278,537)
                                                                    -----------
Total stockholders' equity                                            6,333,727
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 6,869,159
                                                                    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F3

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECMEBER 31, 2005 AND 2004

                                                         2005            2004
                                                      -----------    -----------

Net sales                                             $15,911,221    $15,136,592
Costs of sales                                          9,645,293      8,667,078
                                                      -----------    -----------
Gross margin                                            6,265,928      6,469,514
                                                      -----------    -----------

Operating expenses
   Selling, general and administrative                  4,160,007      3,982,221
   Research and development                               304,516        298,899
                                                      -----------    -----------
Total operating expenses                                4,464,523      4,281,120
                                                      -----------    -----------

Earnings from operations                                1,801,405      2,188,394
                                                      -----------    -----------

Other income (expense)
   Interest income                                         64,317         25,003
   Interest expense                                            --             --
                                                      -----------    -----------
Total other income (expense)                               64,317         25,003
                                                      -----------    -----------

Earnings before income taxes                            1,865,722      2,213,397

Provision for income taxes (Note 10)                      656,853        930,661
                                                      -----------    -----------

Net earnings available to common stockholders         $ 1,208,869    $ 1,282,736
                                                      ===========    ===========

Basic earnings per share                              $      0.08    $      0.09
                                                      ===========    ===========

Diluted earnings per share                            $      0.08    $      0.09
                                                      ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F4

                                           ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                    COMMON       COMMON     ADDITIONAL
                                      PREFERRED     STOCK        STOCK       PAID-IN      RETAINED    TREASURY
                                        STOCK       SHARES       AMOUNT      CAPITAL      EARNINGS      STOCK          TOTAL
                                     ----------   ----------   ----------   ----------   ----------   ----------    ----------
BALANCE, DECEMBER 31, 2003                   --   15,105,355   $   15,105   $1,145,120   $2,954,913   $ (284,816)   $3,830,322
Exercise of employee stock options
     [24,500 shares]                                                             4,585                     5,215         9,800
Net earnings                                 --           --           --           --    1,282,736           --     1,282,736
                                     ----------   ----------   ----------   ----------   ----------   ----------    ----------
BALANCE, DECEMBER 31, 2004                   --   15,105,355       15,105    1,149,705    4,237,649     (279,601)    5,122,858
Exercise of employee stock options
     [5,000 shares]                          --           --           --          936           --        1,064         2,000
Net earnings                                 --           --           --           --    1,208,869           --     1,208,869
                                     ----------   ----------   ----------   ----------   ----------   ----------    ----------
BALANCE, DECEMBER 31, 2005                   --   15,105,355   $   15,105   $1,150,641   $5,446,518   $(278,537)    $6,333,727
                                     ==========   ==========   ==========   ==========   ==========   ==========    ==========

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                               F5

                           ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                               2005            2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net earnings                                                $ 1,208,869    $ 1,282,736
                                                            -----------    -----------
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                               93,425        132,222
     Gain on Disposal of fixed assets                            (4,650)
     Change in provision for doubtful accounts                       --         (9,000)
     Change in deferred taxes                                    18,704        284,024
Changes in assets and liabilities
     (Increase) decrease in accounts receivable                (196,875)       (71,121)
     (Increase) decrease in inventories                         (23,297)      (953,588)
     (Increase) decrease in prepaid expenses and
        other current assets                                    (17,539)      (161,027)
     (Increase) decrease in security deposits                        --         18,019
     Increase (decrease) in accounts payable                    (65,573)      (120,626)
     Increase (decrease) in accrued liabilities                 (99,877)        45,382
     Increase (decrease) in income taxes payable                (70,698)       (29,448)
                                                            -----------    -----------
Net cash flows provided by operating activities                 842,489        417,573
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Acquisition of property and equipment                     (543,971)       (11,806)
     Proceeds from sale of property and equipment                12,850             --
     Expenditures for intangible assets, trademarks                  --         (1,370)
     Repayments from officers                                    28,818         26,912
                                                            -----------    -----------
Net cash flows provided by (used in) investing activities      (502,303)        13,736
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Exercise of employee stock options                           2,000          9,800
                                                            -----------    -----------
Net cash flows provided by financing activities                   2,000          9,800
                                                            -----------    -----------

Increase in cash and cash equivalents                           342,186        441,109
Cash and cash equivalents, beginning of year                  2,145,638      1,704,529
                                                            -----------    -----------
Cash and cash equivalents, end of year                      $ 2,487,824    $ 2,145,638
                                                            ===========    ===========

CASH PAID FOR:
     Interest                                               $        --    $        --
                                                            ===========    ===========

     Income taxes                                           $   754,182    $   602,798
                                                            ===========    ===========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               F6

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company sells its products directly to consumers and to medical, professional and retailers and through distributors who sell products to professionals and retailers. The Company develops, contract manufactures, markets and sells its own brand of products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels, and distributes third-party products under these brands representing approximately 20% of its total products. The Company offers a line of approximately 270 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. The Company's products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. The Company's liquid and powder products are packaged by outside vendors and manufacturers. The Company is expanding its research on nutraceuticals and continues to add new products to its existing product line.

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

BUSINESS SEGMENT INFORMATION - The Company operates in one industry segment: developing, marketing and distributing natural nutritional supplements. The Company's sales are primarily to distributors (44%) and to health care professionals and health food stores (43%) throughout the United States. The Company has one customer that accounts for approximately 12% (2004: 11%) of its sales, or $1,831,000 (2004: $1,665,000) in sales dollars.

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

                                       F7

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK - Concentration of credit risk includes cash, sales, purchases and product as follows:

(a) Cash - The Company maintains cash balances at financial institutions in excess of $100,000, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

(b) Sales - The Company has one customer that accounted for approximately 12% of sales in 2005 (2004: 11%) and three customers (2004: one customer) that individually accounted for more than 10% of total accounts receivable at December 31, 2005.

(c) Purchases - The Company purchases raw materials and uses outside vendors for the manufacture of products. The Company has three vendors (2004 one vendor) that individually accounted for more than 10% of total vendor purchases, representing approximately 42% (2004: 24%) of the Company's manufacturers and suppliers of raw materials.

(d) Product - The Company has one product in both 2004 and 2005 that individually accounts for more than 10% of its sales dollars.

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

REVENUE RECOGNITION - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses. Revenues are presented net of returns and allowances. Sales returns and allowances for 2005 and 2004 were $1,441,122 and $1,479,779, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due, historical experience and a detailed review of certain individual customer accounts. The Company reviews a customer's credit history before extending credit, however, a


                                       F8
specific reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

COST RECOGNITION - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs totaled $304,516 for 2005 (2004: $298,899).

ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled $79,586 in 2005 (2004: $78,404).

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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31:

                                                          2005          2004
                                                       -----------   -----------
Numerator: net earnings                                $ 1,208,869   $ 1,282,736

Denominator:
  Weighted-average shares used to compute basic EPS     14,516,824    14,508,955
  Dilutive potential common shares                         188,638       206,289
                                                       -----------   -----------
  Weighted-average shares used to compute diluted EPS   14,705,462    14,715,244

Basic net earnings per share:                          $      0.08   $      0.09
                                                       ===========   ===========

Diluted net earnings per share:                        $      0.08   $      0.09
                                                       ===========   ===========

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123 only. No options were issued in 2005 or 2004; therefore no pro forma disclosures are necessary. See Note 9 for a description of the Company's stock option plan.

COMPREHENSIVE INCOME - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

                                       F9

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other accruals, the carrying amounts approximate fair value due to their short maturities.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") issued the following recent accounting pronouncements:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will not have any impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

DUE FROM OFFICERS - These loans represent a series of non-interest bearing advances primarily during 1997 and a final advance during 1999 to the CEO. The advances began accruing interest in 2000 at the rate of 8% per annum. This loan and all accrued interest was paid in full during 2005.

FACILITY LEASE AGREEMENT - On January 4, 2005, the Company entered into a lease for real property located at 2300 North Loop Road, Alameda, California from AriBen Corporation, a California corporation that is wholly-owned by the Company's Chief Executive Officer and Chief Financial Officer, Stephen Levine, and its Secretary, Susan Levine (the "Landlord"). The leased premises consist of approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. (See Note 11)

                                      F10

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:

Raw materials                                          $ 1,465,668
Finished goods                                           1,031,917
Supplies                                                   126,026
Reserve for obsolescence                                   (50,000)
                                                       -----------
Total                                                  $ 2,573,612
                                                       ===========


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:

Machinery and equipment                                $  732,299
Office equipment                                          208,133
Furniture and fixtures                                    152,663
Computer equipment                                         83,105
Computer software                                          77,064
Leasehold improvements                                    402,902
                                                       ----------
Total                                                   1,656,166
Less accumulated depreciation                           1,093,238
                                                       ----------
Net book value                                         $  562,928
                                                       ==========


Depreciation expense charged to operations for 2005 was $93,425
(2004: $126,646).


NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of the following:

Trademarks, gross carrying amount                      $29,753
Accumulated amortization                                29,753
                                                       -------
Net book value                                               0
Customer lists, not subject to amortization             13,180
                                                       -------
                                                       $13,180
                                                       =======


No amortization expense was charged to operations for 2005 (2004: $5,576).


NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following:

Accrued expenses                                        135,129
Accrued vacation                                         40,924
Accrued payroll                                          23,927
Accrued sales tax                                         7,844
                                                       --------
                                                       $207,824
                                                       ========

                                      F11

NOTE 7 - RETIREMENT PLAN
------------------------

The Company has a 401(k) Retirement Plan and eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company matches 50% of an employee's contribution, limited to 5% of the employee's compensation. Total contributions by the Company with respect to these plans for 2005 approximated $94,000 (2004: $91,000).


NOTE 8 - TREASURY STOCK AND COMMON STOCK REPURCHASE PROGRAM
-----------------------------------------------------------

On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company could repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time, during the following two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market provided shares for issuance to employees under stock option and stock purchase plans. From inception of the plan through December 31, 2002, the Company repurchased 383,250 shares of common stock for $81,573. On May 12, 2003, all of the repurchased shares of common stock were granted to employees under the 1998 Stock Option Plan. During December 2003, the Company repurchased 250,000 shares of common stock from its Chief Executive Officer for $207,500. Total shares held in treasury are 583,750 of which 333,750 shares remain unexercised under stock option grant agreements.

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

The following is a summary of stock option transactions:

                                                                   WEIGHTED-
                                            SHARES UNDER            AVERAGE
                                              OPTION             EXERCISE PRICE
                                            -----------           -----------
OUTSTANDING AT 12/31/03                         513,250           $      0.88
Exercised                                       (24,500)                (0.40)
Forfeited                                      (150,000)                (2.00)
Granted                                              --                    --
                                            -----------           -----------
OUTSTANDING AT 12/31/04                         338,750                  0.40
Exercised                                        (5,000)                (0.40)
Forfeited                                            --                    --
Granted                                              --                    --
                                            -----------           -----------
OUTSTANDING AT 12/31/05                         333,750           $      0.40
                                            ===========           ===========

Options outstanding and exercisable at December 31, 2005 were 333,750 exercisable at $0.40 per share. The weighted-average exercise price of options outstanding and exercisable at December 31, 2005 was $0.40 per share and the weighted-average remaining contractual life was 2.4 years.

                                      F12

NOTE 10 - INCOME TAXES
----------------------

THE COMPONENTS OF PROVISION FOR INCOME TAXES ARE AS FOLLOWS:


                                                          2005            2004
                                                        ---------      ---------

U.S. federal income tax - based on income                 559,222        524,960
State taxes - based on income                              78,927        121,677
Change in deferred taxes - federal                         25,263        168,338
Change in deferred taxes - state                           (6,559)       115,686
                                                        ---------      ---------
                                                        $ 656,853      $ 930,661
                                                        =========      =========


A RECONCILIATION OF INCOME TAX AT THE STATUTORY RATE TO THE COMPANY'S EFFECTIVE RATE FOLLOWS:

                                                                 2005     2004
                                                               -------   ------

Statutory U.S. federal income tax rate                           34.0%    34.0%
State income taxes, net of related federal income tax benefit     4.2%     5.5%
Other                                                            (3.0)%   12.3%
Changes in the valuation allowance                                 --     (9.8)%
                                                               -------   ------
Income tax expense - effective rate                              35.2%    42.0%
                                                               =======   ======
INCOME TAXES CURRENTLY PAYABLE CONSIST OF THE FOLLOWING:

U.S. federal income taxes - based on income                    $34,262
CA state taxes - based on income                                    --
                                                               -------
                                                               $34,262
                                                               =======


THE INCOME TAX EFFECT OF TEMPORARY DIFFERENCES COMPRISING THE DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES ON THE ACCOMPANYING CONSOLIDATED BALANCE SHEET IS A RESULT OF THE FOLLOWING:

                                                        2005             2004
                                                      --------         --------
DEFERRED TAX ASSETS:
--------------------
Net operating loss carryforwards                      $ 22,500         $ 54,000
Valuation allowance                                    (22,500)         (54,000)
                                                      --------         --------
Net deferred tax asset                                      --               --

DEFERRED TAX LIABILITIES:
-------------------------
Depreciation                                            18,704               --
                                                      --------         --------

Net deferred tax liability                            $ 18,704         $     --
                                                      ========         ========

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

                                      F13

The valuation allowance for 2005 was $22,500 (2004: $54,000), a decrease of $31,500 from 2004, representing the effect of state net operating loss carryforwards at the parent company level that does not generate income. Accordingly, the Company has fully reserved against its deferred tax asset, as it does not believe realization is likely. The state net operating loss carryforwards of approximately $255,000 expire principally in 2007. State net operating loss carryforwards are based on federal net operating losses, which are limited to certain percentages and carryover periods based on the year incurred.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASES, FACILITY MOVE AND RELATED OBLIGATIONS

During February 2005, the Company moved to a new main administrative office and warehouse located in Alameda, California, and entered into a non-cancelable operating lease with AriBen Corporation, a related party, (the "Landlord"). (See
Note 2) In connection with the move, the Company was responsible for reimbursing the Landlord for tenant improvements on the property, which was built out to the Company's specifications. The improvements were completed in February 2005 and $350,000 was paid to the Landlord. Other moving costs incurred approximated $112,000 and included costs such as a coordinator for the warehouse move, warehouse equipment upgrades, new phone and communication system. All other significant equipment leases were canceled during 2004, through the purchase or return of the equipment. Rent expense charged to operations during the 2005 was $294,000 (2004: $256,000).

Future minimum rental commitments under non-cancelable leases for the next five years are as follows:

         2006                        $   288,000
         2007 - 2009                 $   864,000
         2010                        $   288,000

LINE OF CREDIT

The Company has a Merrill Lynch Working Capital Management Account ("WCMA"), which provides for a line of credit up to $1,500,000 with interest due monthly at the variable interest rate of 2.75% plus the One-Month London Interbank Offered Rate ("LIBOR"), the total of which equaled 7.13% on December 31, 2005. The line of credit is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The line of credit expires on November 30, 2006.

The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate. The entire line of credit was available for use as of the date of issuance of these financial statements.

PURCHASE OBLIGATIONS

As of December 31, 2005, the Company had inventory purchase obligations approximating $1,300,000, which were incurred as part of the normal course of business.

                                      F14

LAWSUIT

On July 28, 2005, we were served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of our products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which had 60 days in which to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was able to file a civil action of its own. We are currently involved in discussions with the CWLC and have reached a verbal agreement for settlement. A loss provision of $18,000 has been recorded in the financial statements. We have ceased all sales of the products and will no longer offer the products associated with the notice.

UNASSERTED CLAIMS AND ASSESSMENTS

From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

SUBSEQUENT EVENTS

In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations.


                          END OF FINANCIAL STATEMENTS.


                                      F15

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ALLERGY RESEARCH GROUP, INC.



Date: April 6, 2006                        By: /s/Stephen A. Levine
                                               -------------------------
                                           Stephen A. Levine, Ph.D., CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: April 6, 2006                        By: /s/Stephen A. Levine
                                               -------------------------
                                           Stephen A. Levine, Ph.D., CEO, CFO
                                                and Director


Date: April 6, 2006                        By: /s/Susan D. Levine
                                               -------------------------
                                           Susan D. Levine, Director


Date: April 6, 2006                        By: /s/Ed Kane
                                               -------------------------
                                           Ed Kane, Director