Form 10QSB
period 2006-03-31
ALLERGY RESEARCH GROUP INC
filed 2006-05-15
CIK 1044119

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-27227
                       -------

                          ALLERGY RESEARCH GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                              13-3940486
          ---------------------                 ---------------------
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)


                 2300 North Loop Road, Alameda, California 94502
                 -----------------------------------------------
                    (Address of principal executive offices)


                   (Issuer's telephone number) (800) 545-9960.
                                               ---------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,521,605 shares of Issuer's voting common stock were outstanding on May 8, 2006.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                 MARCH 31, 2006
================================================================================

PART I. FINANCIAL INFORMATION                                               PAGE

ITEM 1. Condensed Consolidated Financial Statements (Unaudited):
           Consolidated Balance Sheets........................................3
           Consolidated Income Statements.....................................4
           Consolidated Statements of Cash Flows..............................5
           Notes to Condensed Consolidated Financial Statements...............6

ITEM 2. Management's Discussion and Analysis.................................10

ITEM 3. Controls and Procedures..............................................17

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings....................................................18
ITEM 2. Changes in Securities and Use of Proceeds............................18
ITEM 3. Defaults Upon Senior Securities......................................18
ITEM 4. Submission of Matters to a Vote of Security Holders..................18
ITEM 5. Other Information....................................................18
ITEM 6. Exhibits.............................................................18

SIGNATURE....................................................................19


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

                                ALLERGY RESEARCH GROUP, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                                                 March 31,     December 31,
                                                                   2006           2005
                                                                (Unaudited)     (Audited)
                                                                -----------    -----------
ASSETS
Current Assets
 Cash and Cash Equivalents                                      $ 2,708,676    $ 2,487,824
 Accounts Receivable                                              1,186,462        954,943
 Inventories                                                      2,751,149      2,573,612
 Prepaid Income Taxes                                                58,693        107,193
 Prepaid Expenses and Other Current Assets                          316,061        169,479
                                                                -----------    -----------
Total Current Assets                                              7,021,041      6,293,051
                                                                -----------    -----------

Property and Equipment, Net                                         545,085        562,928
                                                                -----------    -----------

 Intangible Assets, Net                                              13,180         13,180
                                                                -----------    -----------

Total Assets                                                    $ 7,579,306    $ 6,869,159
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                               $   374,379    $   274,642
 Accrued Expenses (Note 4)                                          351,763        207,824
 Deferred Tax Liability                                              23,554         18,704
 Income Taxes Payable                                               170,200         34,262
                                                                -----------    -----------
Total Current Liabilities                                           919,896        535,432
                                                                -----------    -----------

Commitments and Contingencies (Notes 5 & 9)

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000
    Shares, Issued and Outstanding: None                               None           None
 Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
   Issued: 15,105,355, Outstanding: 14,521,605                       15,105         15,105
 Additional Paid In Capital                                       1,150,641      1,150,641
 Retained Earnings                                                5,772,201      5,446,518
 Less: Treasury Stock, at cost (583,750 shares)                    (278,537)      (278,537)
                                                                -----------    -----------
Total Stockholders' Equity                                        6,659,410      6,333,727
                                                                -----------    -----------
Total Liabilities and Stockholders' Equity                      $ 7,579,306    $ 6,869,159
                                                                ===========    ===========


                 See Notes to Condensed Consolidated Financial Statements.






                          ALLERGY RESEARCH GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                          2006          2005
                                                       ----------   ----------

Revenues                                               $4,265,527   $4,111,173
Cost of Sales                                           2,630,510    2,423,385
                                                       ----------   ----------
Gross Profit                                            1,635,017    1,687,788
                                                       ----------   ----------

Operating Expenses
      Selling, General and Administrative               1,039,223    1,109,021
      Research and Development                             72,774       72,814
                                                       ----------   ----------
Operating Expenses                                      1,111,997    1,181,835
                                                       ----------   ----------
Earnings from Operations                                  523,020      505,953
                                                       ----------   ----------
Other Income
      Interest Income                                      26,213        5,780
                                                       ----------   ----------
Net Earnings Before Tax                                   549,233      511,733
Provision for Income Taxes                                223,550      192,200
                                                       ----------   ----------
Net Earnings Available to Common Stockholders          $  325,683   $  319,533
                                                       ==========   ==========
Basic and Diluted Earnings Per Common Share (Note 2)   $     0.02   $     0.02
                                                       ==========   ==========


           See Notes to Condensed Consolidated Financial Statements.






                                      ALLERGY RESEARCH GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 2006           2005
                                                                             -----------    -----------
Cash  Flows From Operating Activities
       Net Earnings                                                          $   325,683    $   319,533
                                                                             -----------    -----------
       Adjustments to Reconcile Net Earnings to Net Cash Provided by
        Operating Activities
           Depreciation and Amortization                                          17,843         22,214
           Change in Deferred Taxes                                                4,850             --
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                           (231,519)      (286,931)
           (Increase) Decrease in Inventory                                     (177,537)       189,268
           (Increase) Decrease in Prepaid Expenses and Other Assets              (98,082)       (47,340)
           Increase (Decrease) in Accounts Payable and Accrued Liabilities       243,676        186,097
           Increase (Decrease) in Income Taxes Payable                           135,938         44,540
                                                                             -----------    -----------
Net Cash Flows Provided By Operating Activities                                  220,852        427,381
                                                                             -----------    -----------
Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                          --       (512,505)
       Repayments From Officers                                                       --          6,485
                                                                             -----------    -----------
Net Cash Flows Used In Investing Activities                                           --       (506,020)
                                                                             -----------    -----------
Cash Flows From Financing Activities                                                  --             --

Increase (Decrease) in Cash and Cash Equivalents                                 220,852        (78,639)
Cash and Cash Equivalents, Beginning of Period                                 2,487,824      2,145,638
                                                                             -----------    -----------
Cash and Cash Equivalents, End of Period                                     $ 2,708,676    $ 2,066,999
                                                                             ===========    ===========


                        See Notes to Condensed Consolidated Financial Statements.


                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2005, filed with the Company's Annual Report on Form 10-KSB.

Note 2 - Recent Accounting Pronouncements
-----------------------------------------

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of FASB SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No.123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public companies that file as small business issuers as of the beginning of the annual reporting period that begins after December 15, 2005. We have previously issued employee stock options that are fully vested and outstanding for which no expense was recognized.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 does not have any impact on the Company's financial statements.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 addresses the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 does not have any impact on the Company's financial statements.

Note 3 - Earnings Per Share
---------------------------

         Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.


         The computation of basic and diluted earnings per share is as follows:

                                                                    Three Months  Three Months
                                                                        Ended        Ended
                                                                       3/31/06      3/31/05
                                                                    -----------   -----------
         Numerator-Net Earnings Available to Common Stockholders    $   325,683   $   319,533
                                                                    ===========   ===========
         Denominator:

         Weighted average shares used in computing basic EPS         14,521,605    14,516,605
         Net effect of dilutive common shares                           184,383       197,687
                                                                    -----------   -----------
         Weighted average shares used in computing diluted EPS       14,705,988    14,714,292

         Basic Earnings Per Share                                   $      0.02   $      0.02
                                                                    ===========   ===========
         Diluted Earnings Per Share                                 $      0.02   $      0.02
                                                                    ===========   ===========


Note 4 - Accrued Expenses
-------------------------

         -----------------------------------------------------------------
         Accrued expenses consist of the following:
         -----------------------------------------------------------------
         Operating expenses                                        137,191
         Vacation and bonus                                        146,000
         Payroll                                                    60,545
         Sales tax                                                   8,027
                                                                ==========
                                                                $  351,763
                                                                ==========

Note 5 - Line of Credit
-----------------------

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at March 31, 2006 was 7.57%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of March 31, 2006 was 3.96%. The entire line was available for use as of March 31, 2006.

Note 6 - Concentration of Credit Risk
-------------------------------------

         The Company is subject to a wide variety of risks in the ordinary course of its business as follows:

                  SALES. Approximately 11% of the Company's total sales in 2006 and 2005 were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the three months ended March 31, 2006, the Company had a concentration of approximately 29% of manufacturing with two separate vendors, who individually account for more than ten percent of our purchases. For the three months ended March 31, 2005, the Company had a concentration of approximately 63% of manufacturing with five separate vendors. Three of these vendors individually accounted for more than ten percent and two of the vendors accounted for eight percent each. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs.

                  PRODUCT. The Company has one product in both 2006 and 2005 that individually accounts for more than 10% of its sales dollars.

Note 7 - Related Party Transactions
-----------------------------------

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO and collectively, as husband and wife, the majority stockholders of the Company, respectively, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. Over the course of the initial ten-year lease the Company will be obligated to pay $2,880,000. In addition to the monthly rent, during the first quarter 2005 the Company reimbursed AriBen Corporation for some of the tenant improvements that were built out to our specifications in the amount of $350,000. No security deposit was required under the lease.

Note 8 - Stock-Based Compensation
---------------------------------

         The Company has authorized 1,000,000 shares of common stock for issuance to key employees under the 1998 Stock Option Plan (the "plan"). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing key employees the opportunity to acquire common stock.

         Options outstanding and exercisable at March 31, 2006 were 333,750 exercisable at $0.40 per share with an aggregate intrinsic value of $153,525. The weighted-average exercise price of options outstanding and exercisable at March 31, 2006 was $0.40 per share and the weighted-average remaining contractual life was 2.1 years. The options vested upon issue on May 12, 2003 and expire five years after said date. There were no options granted or exercised during any of the periods presented or compensation expense recognized. When options are exercised the Company issues treasury shares of which there are 583,750 on hand.

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

         On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which had 60 days in which to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was able to file a civil action of its own. We have reached an agreement with CWLC which is awaiting approval of the court. A loss provision of $18,000 has been recorded in the financial statements. We have ceased all sales of the products and no longer offer the products associated with the notice.

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

       o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three-month period ended March 31, 2006 compared to the same period in 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

       o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2006, including related party transactions.

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

The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other nutritional products are subject to regulation by one or more federal agencies, including but not limited to the Food and Drug Administration, the Federal Trade Commission, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. In July 2005, the international Codex Alimentarius Commission approved guidelines for the trade of dietary supplements that are more restrictive than U.S. law. We are unlikely to see any immediate major effect on our domestic supply of vitamins, herbs, and minerals; however, these restrictions are expected to lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions, enabling foreign manufacturers to better compete with U.S. companies in those jurisdictions. We are unable to predict the impact of the proposed or any final Codex guidelines on our sales to foreign markets. In addition, we are unable to predict how guidelines adopted by Codex would affect the United States market. Although the FDA has stated that the Codex guidelines will not affect the availability of supplement products to U.S. consumers, the United States is a member of the World Trade Organization ("WTO") and a refusal to harmonize U.S. laws to the guidelines could result in a finding by the WTO dispute resolution panel that the U.S. is engaging in unfair trade practices. In the event of such a finding, the United States could become subject to sanctions in the form of tariffs and pressure will be on Congress to harmonize U.S. standards with those adopted by the WTO. We are also subject to governmental regulation in the jurisdictions in which we operate, including certain foreign jurisdictions, such as New Zealand and the European Economic Community, both of which have adopted more restrictive regulations on nutritional supplements. These activities are also regulated by various agencies of the states and localities in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

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

       o      Unexpected customer bankruptcy.

       o The implementation of SFAS 123R in relation to accounting for future stock-based compensation.

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over-The-Counter Bulletin Board. Since 1980, the Company has produced quality, hypoallergenic nutritional supplements and currently supplies products to physicians and health care practitioners worldwide. These professionals recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to approximately 4,000 physicians and health care practitioners, including accounts in the United States, Japan, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Sweden, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are sold both through distributors and directly to medical and professional accounts, to retailers, and directly to the consumer. We offer two separate lines of approximately 270 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

FUTURE OPERATIONS. The success of our future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand our position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) continue to improve upon our comprehensive e-commerce plan, which includes a more user-friendly and marketing-driven website that has the ability to accommodate wholesale orders. We believe that our history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position us to be a long-term competitor in the vitamin and nutritional supplements industries.

We are still collaborating with several entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals. There is potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional-practitioners market is key to the successful introduction of unique products.

We believe that the Company has good relations with all of its current manufacturers and suppliers. During the three-month period ending March 31, 2006, we experienced a concentration of approximately 29% of manufacturing with two separate vendors, who individually account for more than ten percent of our purchases. For the three months ended March 31, 2005, the Company had a concentration of approximately 63% of manufacturing with five separate vendors. Three of these vendors individually accounted for more than ten percent and two of the vendors accounted for eight percent each. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our vendors. We believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

             PERIOD ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005
             ------------------------------------------------------

REVENUES. Our revenues have continued to grow at a moderate rate during the first quarter of 2006. We had net sales of $4,265,527 for the quarter ending March 31, 2006, compared with $4,111,173 for the same period in 2005. The increase of $154,354, or 4%, in the first quarter was driven by increased sales to our distributors, whereas sales to our retail customers and professional accounts have decreased. We expect to continue to benefit from increased consumer awareness of the importance of nutritional supplements in one's diet.

COSTS OF SALES. Cost of sales increased $207,125 to $2,630,510 for the three months ended March 31, 2006, compared to $2,423,385 for the three months ended March 31, 2005. The increase in cost of sales corresponds with the increase in sales compounded by increased cost of materials, which we experienced due to the demand of certain raw ingredients exceeding the supply in the market place and because of the weakening U.S. dollar. In addition, we have incurred approximately $17,000 in product testing cost for the three months ending March 31, 2006 compared to approximately $2,000 for the same period last year. We are making a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. Gross profit margins decreased from approximately 41% for the three months ended March 31, 2005 to 38% for the same period in 2006. The decrease of 3% for the period over period comparison is a result of increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors. Additionally, high margin sales directly to retail customers have decreased, whereas lower margin sales to distributors have increased. Despite these market pressures and after careful consideration of gross margins by product line, we felt compelled to raise the prices on several items in January 2006 in order to remain competitive.

OPERATING EXPENSES. Total operating expenses were $1,111,997 for the first quarter 2006, compared with $1,181,835 for the same period in 2005, a decrease of $69,838. In 2005 we expensed approximately $100,000 as a result of the relocation of our corporate office which was offset by a $40,000 reimbursement for costs associated with a product dispute. Other than the moving expenses and reimbursement of costs, our general and administrative expenses have generally remained stable with small increases in credit card fees, legal fees and audit fees. Payroll expenses have remained relatively stable as well with small increases in insurance and wages offset by a reduction in staff and a reduced bonus accrual. We anticipate adding additional staff during 2006. Occupancy expenses rose slightly due to the timing of the recognition of property tax from year to year and because of small increases in liability insurance and utilities. Selling expenses decreased due to the timing of our newsletter and because we have not printed a new catalog for 2006. Additionally, the cost of attending conventions has increased.

INTEREST INCOME. Due to our increased cash balance and because we placed excess cash in short-term certificates of deposits, interest income increased by approximately $20,000 during the first quarter 2006 compared to the first quarter 2005.

PROVISION FOR INCOME TAXES. Provision for income taxes as of March 31, 2006 represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. During the quarter ended March 31, 2006, we recorded net earnings of $325,683, compared to net earnings of $319,533 for the same period in 2005. Although we showed increased sales of 4% for the quarter, net earnings increased only 2% primarily because of the decrease in profit margins.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the three-month period ended March 31, 2006, our working capital increased by approximately $343,526 to $6,101,145, compared to a working capital at December 31, 2005 of $5,757,619. Current assets mainly consist of approximately $2.71 million in cash, $1.19 million in accounts receivable, and $2.75 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund its capital and liquidity needs for the next twelve months.

We currently do not utilize any off-balance sheet financing arrangements.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities were $220,852 and $427,381 for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities for both periods primarily reflects net earnings and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2006 is explained by (i) an increase in accounts receivable of $231,519 due to increased sales and a few accounts that are not paying as quickly as they had in previous quarters, and (ii) an increase in inventory levels of $177,537 due to rising prices and a modest increase in new products available for sale. Increases in these asset accounts were offset primarily by (i) an increase in accounts payable and accrued liabilities of $243,676 because accrued bonuses had been paid by year-end 2005 and increased purchases of inventory and (ii) increase in income taxes based on taxable earnings without the offset of any net operating loss carryforwards, which were mostly utilized during 2005. Cash generated by operating activities for 2005 is explained by (i) an increase in accounts receivable of $286,931 due to increased sales and extended collection times resulting from delays in delivery of our mail after our facility move in mid-February and (ii) reductions in inventory levels of $189,268 as we sold off inventories built during the prior year's fourth quarter. Increases in these asset accounts were offset primarily by an increase in accounts payable and accrued liabilities of $186,097 because accrued bonuses had been paid by year-end 2004 and increased purchases of inventory.

INVESTING ACTIVITIES. There were no cash flows from investing activities in 2006. Net cash flows used in investing activities for the three months ended March 31, 2005 was $506,020 and primarily resulted from payments for leasehold improvements for our new facility, office furniture and computer equipment.

FINANCING ACTIVITIES. There were no cash flows from financing activities in either period.

CONCENTRATION OF RISK

The Company is subject to a wide variety of risks in the ordinary course of its business. Some of the more significant of these risks include heavy concentrations of sales with a few key customers; heavy concentrations of raw material purchases with a few key suppliers; regulation by various federal, state and local agencies with regards to the manufacture, handling, storage and safety of products; and regulation by various agencies with regards to the labeling and certification of products. The Company is also subject to competition from other nutritional supplement companies and is dependent on the continued demand for nutritional supplements by consumers.

          SALES. Approximately 11% of our total sales in 2006 and 2005 were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the three months ended March 31, 2006, we had a concentration of approximately 29% of our manufacturing with two separate vendors who individually account for more than ten percent of our purchases. For the three months ended March 31, 2005, the Company had a concentration of approximately 63% of manufacturing with five separate vendors. Three of these vendors individually accounted for more than ten percent and two of the vendors accounted for eight percent each. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

          PRODUCT. We have one product that individually accounts for more than ten percent of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:


-----------------------------------------------------------------------------------------
                                               Payments Due by Period
------------------------   --------------------------------------------------------------
                                           Less
     Contractual                          Than 1         1-3         4 - 5      After 5
     Obligations              Total        Year         Years        Years       Years
------------------------   ----------   ----------   ----------   ----------   ----------
Line of Credit (1)                 --           --           --           --           --

Operating Leases (2)       $2,556,000   $  288,000   $  864,000   $  576,000   $  828,000

Purchase Obligations (3)   $1,384,109   $1,384,109           --           --           --

Total Cash Contractual
Obligations                $3,940,109   $1,672,109   $  864,000   $  576,000   $  828,000
-----------------------------------------------------------------------------------------


       (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the three months ended March 31, 2006 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of March 31, 2006, the interest rate on the line of credit was 7.57% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit.

       (2) Represents our building lease with AriBen Corporation, a related party. See "Related Party Transactions" below. The current monthly obligation for the base rent on the lease is $24,000 for approximately 29,821 square feet.

       (3)    Represents outstanding purchase orders for inventory.

RELATED PARTY TRANSACTIONS. Dr. Stephen Levine, the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Vice President and Secretary, are husband and wife.

On January 4, 2005, we entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. During the first quarter 2005 we reimbursed AriBen Corporation for some of the tenant improvements that were built out to our specifications in the amount of $350,000. No security deposit is required under the lease.

LIQUIDITY RESOURCES. We have approximately $2.71 million in cash and cash equivalents as of March 31, 2006, which, based on operating cash flow remaining constant, we believe to be sufficient to satisfy our cash requirements over the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

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

 On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which had 60 days in which to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was able to file a civil action of its own. We have reached an agreement with CWLC, which is awaiting approval of the court. A loss provision of $18,000 has been recorded in the financial statements. We have ceased all sales of the products and no longer offer the products associated with the notice.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which had 60 days in which to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was able to file a civil action of its own. We have reached an agreement with CWLC which is awaiting approval of the court. A loss provision of $18,000 has been recorded in the financial statements. We have ceased all sales of the products and no longer offer the products associated with the notice.

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

                                             ALLERGY RESEARCH GROUP, INC.
                                             Registrant



Dated:  May 15, 2006                         By: /s/ Stephen A. Levine
                                             -----------------------------------
                                                 Chief Executive Officer and
                                                 Chief Financial Officer