Form 10QSB
period 2006-06-30
ALLERGY RESEARCH GROUP INC
filed 2006-08-10
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to _____________________

Commission File Number     0-27227
                        -------------

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  Florida                                  13-3940486

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X   No
             -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,521,605 shares of Issuer's voting common stock were outstanding on July 28, 2006.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                  JUNE 30, 2006
================================================================================


PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

             Consolidated Balance Sheets.......................................3

             Consolidated Income Statements....................................4

             Consolidated Statements of Cash Flows.............................5

             Notes to Condensed Consolidated Financial Statements..............6

     ITEM 2. Management's Discussion and Analysis.............................10

     ITEM 3. Controls and Procedures..........................................17

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................18
     ITEM 2. Changes in Securities and Use of Proceeds........................18
     ITEM 3. Defaults Upon Senior Securities..................................18
     ITEM 4. Submission of Matters to a Vote of Security Holders..............18
     ITEM 5. Other Information................................................18
     ITEM 6. Exhibits.........................................................18


SIGNATURE.....................................................................19

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


                                ALLERGY RESEARCH GROUP, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                                            June 30,     December 31,
                                                              2006           2005
                                                          (Unaudited)     (Audited)
                                                          -----------    -----------
ASSETS
------
Current Assets
 Cash and Cash Equivalents                                $ 2,618,878    $ 2,487,824
 Accounts Receivable                                          931,986        954,943
 Inventories (Note 4)                                       3,440,533      2,573,612
 Prepaid Income Taxes                                          58,693        107,193
 Prepaid Expenses and Other Current Assets                    265,467        169,479
                                                          --------------------------
Total Current Assets                                        7,315,557      6,293,051
                                                          --------------------------

Property and Equipment, Net                                   528,942        562,928
                                                          --------------------------

Intangible Assets, Net                                         13,180         13,180
                                                          --------------------------

Total Assets                                              $ 7,857,679    $ 6,869,159
                                                          ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable                                         $   481,629    $   274,642
 Accrued Expenses (Note 5)                                    365,760        207,824
 Deferred Tax Liability                                        28,545         18,704
 Income Taxes Payable                                          64,480         34,262
                                                          --------------------------
Total Current Liabilities                                     940,414        535,432
                                                          --------------------------

Commitments and Contingencies (Notes  6 & 9)

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000
    Shares, Issued and Outstanding: None                         None           None
 Common Stock, $.001 Par Value, Authorized 100,000,000
   Shares Issued: 15,105,355, Outstanding: 14,521,605          15,105         15,105
 Additional Paid In Capital                                 1,150,641      1,150,641
 Retained Earnings                                          6,030,056      5,446,518
 Less: Treasury Stock, at cost (583,750 shares)              (278,537)      (278,537)
                                                          --------------------------
Total Stockholders' Equity                                  6,917,265      6,333,727
                                                          --------------------------
Total Liabilities and Stockholders' Equity                $ 7,857,679    $ 6,869,159
                                                          ==========================

See Notes to Condensed Consolidated Financial Statements.



                                  ALLERGY RESEARCH GROUP, INC.
                                 CONSOLIDATED INCOME STATEMENTS
                                           (UNAUDITED)

                                                         Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                          2006         2005         2006         2005
                                                       ----------   ----------   ----------   ----------

Revenues                                               $3,996,496   $3,981,676   $8,262,023   $8,092,849
Cost of Sales                                           2,467,028    2,379,625    5,097,538    4,803,008
                                                       ----------   ----------   ----------   ----------
Gross Profit                                            1,529,468    1,602,051    3,164,485    3,289,841
                                                       ----------   ----------   ----------   ----------

Operating Expenses
      Selling, General and Administrative               1,049,475    1,017,822    2,088,699    2,126,844
      Research and Development                             73,917       75,485      146,691      148,299
                                                       ----------   ----------   ----------   ----------
Operating Expenses                                      1,123,392    1,093,307    2,235,390    2,275,143
                                                       ----------   ----------   ----------   ----------

Earnings from Operations                                  406,076      508,744      929,095    1,014,698
                                                       ----------   ----------   ----------   ----------

Other Income
      Interest Income                                      30,671       11,566       56,884       17,346
                                                       ----------   ----------   ----------   ----------
Other Income                                               30,671       11,566       56,884       17,346
                                                       ----------   ----------   ----------   ----------

Net Earnings Before Tax                                   436,747      520,310      985,979    1,032,044

Provision for Income Taxes                                178,891      195,600      402,441      387,800
                                                       ----------   ----------   ----------   ----------

Net Earnings Available to Common Stockholders          $  257,856      324,710   $  583,538   $  644,244
                                                       ==========   ==========   ==========   ==========

Basic and Diluted Earnings Per Common Share (Note 2)   $     0.02   $     0.02   $     0.04   $     0.04
                                                       ==========   ==========   ==========   ==========


See Notes to Condensed Consolidated Financial Statements.



                                  ALLERGY RESEARCH GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                2006            2005
                                                                             -----------    -----------
Cash Flows From Operating Activities
       Net Earnings                                                          $   583,538    $   644,244
                                                                             -----------    -----------
       Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities
           Depreciation and Amortization                                          35,686         44,854
           Change in Deferred Taxes                                                9,841             --
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                             22,957       (138,140)
           (Increase) Decrease in Inventory                                     (866,921)      (139,207)
           (Increase) Decrease in Prepaid Expenses and Other Assets              (47,488)       (78,385)
           Increase (Decrease) in Accounts Payable and Accrued Liabilities       364,923         59,046
           Increase (Decrease) in Income Taxes Payable                            30,218        (65,740)
                                                                             -----------    -----------
Net Cash Flows Provided By Operating Activities                                  132,754        326,672
                                                                             -----------    -----------

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                      (1,700)      (532,437)
       Repayments From Officers                                                       --         14,277
                                                                             -----------    -----------
Net Cash Flows Used In Investing Activities                                       (1,700)      (518,160)
                                                                             -----------    -----------

Cash Flows From Financing Activities                                                  --             --

Increase (Decrease) in Cash and Cash Equivalents                                 131,054       (191,488)
Cash and Cash Equivalents, Beginning of Period                                 2,487,824      2,145,638
                                                                             -----------    -----------
Cash and Cash Equivalents, End of Period                                     $ 2,618,878    $ 1,954,150
                                                                             ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                                               5

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2005, filed with the Company's Annual Report on Form 10-KSB.

Note 2 - Recent Accounting Pronouncements
-----------------------------------------

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." SFAS No. 156 addresses the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have any impact on the Company's financial statements.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

Note 3 - Earnings Per Share
---------------------------

         Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.

          The computation of basic and diluted earnings per share is as follows:

                                                                   Three Months    Three Months    Six Months     Six Months
                                                                       Ended          Ended           Ended          Ended
                                                                      6/30/06        6/30/05         6/30/06        6/30/05
                                                                  -------------------------------------------------------------

         Numerator-Net Earnings Available to Common Stockholders      $  644,244      $  324,710     $  583,538     $  644,244
                                                                      ==========      ==========     ==========     ==========

         Denominator:

         Weighted average shares used in computing basic EPS          14,521,605      14,516,605     14,521,605     14,516,605
         Net effect of dilutive common shares                            183,164         193,800        183,164        193,800
                                                                      ----------      ----------     ----------     ----------
         Weighted average shares used in computing diluted EPS        14,704,769      14,710,405     14,704,769     14,710,405

         Basic Earnings Per Share                                      $    0.02       $    0.02      $    0.04      $    0.04
                                                                      ==========      ==========     ==========     ==========

         Diluted Earnings Per Share                                    $    0.02       $    0.02      $    0.04      $    0.04
                                                                      ==========      ==========     ==========     ==========

Note 4 - Inventories
--------------------

         Inventories consist of the following:

         Raw materials                                            $ 2,137,170
         Finished goods                                             1,248,422
         Supplies                                                     104,941
         Reserve for obsolescence                                     (50,000)
                                                                   ----------
         Total                                                    $ 3,440,533

Note 5 - Accrued Expenses
-------------------------

         Accrued expenses consist of the following:

         Operating expenses                                            92,198
         Vacation and bonus                                           247,000
         Payroll                                                       23,068
         Sales tax                                                      3,494
                                                                   ----------
                                                                   $  365,760
                                                                   ==========

Note 6 - Line of Credit
-----------------------

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at June 30, 2006 was 8.09%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of June 30, 2006 was 4.53%. The entire line was available for use as of June 30, 2006.


Note 7 - Concentration of Credit Risk
-------------------------------------

         The Company is subject to a wide variety of risks in the ordinary course of its business, some of which are as follows:

                  SALES. Approximately 12% in 2006 and 11% in 2005 of the Company's total sales were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the six months ended June 30, 2006, the Company had a concentration of approximately 21% of manufacturing with one separate vendor, who individually accounts for more than ten percent of our purchases. For the six months ended June 30, 2005, the Company had a concentration of approximately 32% of manufacturing with two separate vendors who individually accounted for more than ten percent of purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs.

                  Increases in the cost of raw materials have had an impact, and may have a future impact, on profit margins for the Company's products. The Company has purchased additional inventory to offset the increased cost of raw materials through pricing deals. However, there can be no assurance that such costs will not fluctuate in the future or that pricing deals will be available to help offset those fluctuations. Failure to raise prices to accommodate the increased cost could negatively impact the Company's profitability, while the raising of prices for related products may impact the Company's ability to compete with better-established competitors.

                  PRODUCT. The Company had one product in 2005 and none in 2006 that individually accounted for more than 10% of its sales dollars.

Note 8 - Related Party Transactions
-----------------------------------

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO, respectively, and collectively, as husband and wife, the majority stockholders of the Company. The lease is for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. Over the course of the initial ten-year lease, the Company will be obligated to pay $2,880,000.

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

         Options outstanding and exercisable at June 30, 2006 were 333,750 exercisable at $0.40 per share with an aggregate intrinsic value of $168,875. The weighted-average exercise price of options outstanding and exercisable at June 30, 2006 was $0.40 per share and the weighted-average remaining contractual life was 1.9 years. The options vested upon issue on May 12, 2003 and expire five years after said date. There were no options granted or exercised during any of the periods presented or compensation expense recognized. When options are exercised, the Company issues treasury shares of which there are 583,750 on hand.


Note 10 - Asserted and Unasserted Claims
----------------------------------------

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

         On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which had 60 days in which to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was able to file a civil action of its own. We reached an agreement with CWLC to settle the claim for $18,000. The settlement was paid during the second quarter 2006. We have ceased all sales of the products and no longer offer the products associated with the notice.

         In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION
------------

Management's discussion and analysis of results of operations and financial condition (''MD&A'') is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Allergy Research Group, Inc.'s (the ''Company'') financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the consolidated financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

         o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations for the periods presented and anticipated future trends in those operations.

         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and six-month periods ended June 30, 2006 compared to the same periods in 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2006, including related party transactions.

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

The manufacturing, processing, formulation, packaging, labeling and advertising of vitamins and other nutritional products are subject to regulation by one or more federal agencies, including but not limited to the Food and Drug Administration, the Federal Trade Commission, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. In July 2005, the international Codex Alimentarius Commission approved guidelines for the trade of dietary supplements that are more restrictive than U.S. law. We are unlikely to see any immediate major effect of the Codex guidelines on our domestic supply of vitamins, herbs, and minerals; however, these restrictions are expected to lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions, enabling foreign manufacturers to better compete with U.S. companies in those jurisdictions. We are unable to predict the impact of the proposed or any final Codex guidelines on our sales to foreign markets. In addition, we are unable to predict how guidelines adopted by Codex would affect the United States market. Although the FDA has stated that the Codex guidelines will not affect the availability of supplement products to U.S. consumers, the United States is a member of the World Trade Organization ("WTO") and a refusal to harmonize U.S. laws to the guidelines could result in a finding by the WTO dispute resolution panel that the U.S. is engaging in unfair trade practices. In the event of such a finding, the United States could become subject to sanctions in the form of tariffs and pressure will be on Congress to harmonize U.S.

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

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained would be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial condition.

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

Other key factors that affect our operating results are as follows:

         o    Overall customer demand for our various products.
         o    Volume of products ordered.
         o    Mix of products purchased by our customers.
         o    Prices at which we sell our products.
         o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
         o    Our ability to match operating costs to shifting volume levels.
         o Increases in the cost of raw materials and other supplies, which may impact pricing and our ability to compete or result in lower profit margins if prices are not raised on related products.
         o    The impact of competitive products.
         o    Adequacy and availability of insurance coverage.
         o    Limitations on future financing.
         o Increases in the cost of borrowings and unavailability of debt or equity capital.
         o    Our inability to gain and/or hold market share.
         o Exposure to and expense of resolving and defending product liability claims and other litigation.
         o    Consumer acceptance of our products.
         o    Managing and maintaining growth.
         o Market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability.
         o The success of product development and new product introductions into the marketplace.
         o    Slow or negative growth in the nutritional supplement industry.
         o    The departure of key members of management.
         o    Our ability to efficiently manufacture our products.
         o    Unexpected customer bankruptcy.
         o The implementation of SFAS 123R in relation to accounting for future stock-based compensation, as well as the impact of other new regulations adopted by the SEC or the governmental bodies under whose rules and regulations we operate.


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

Increases in the cost of raw materials have had an impact, and may have a future impact, on profit margins for our products. We have purchased additional inventory to offset the increased cost of raw materials through pricing deals. However, there can be no assurance that such costs will not fluctuate in the future or that pricing deals will be available to help offset those fluctuations. Failure to raise prices to accommodate the increased cost could negatively impact our profitability, while the raising of prices for related products may impact our ability to hold market share.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

              PERIOD ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005
              ----------------------------------------------------

REVENUES. Our revenues grew at a modest rate during the second quarter of 2006. We had net sales of $3,996,496 for the second quarter and $8,262,023 for the six months ended June 30, 2006, compared with $3,981,676 and $8,092,849, respectively, for the same periods in 2005. The increase of $14,820, or 0.4%, in the second quarter was driven by increased sales to our distributors, whereas sales to our retail customers and professional accounts have decreased. The increase of $169,174, or 2%, for the six-month period was driven by the same factors as those driving the second quarter. We expect to continue to benefit from increased consumer awareness of the importance of nutritional supplements in one's diet.

COSTS OF SALES. Cost of sales increased $87,403 to $2,467,028 for the three months ended June 30, 2006, compared to $2,379,625 for the three months ended June 30, 2005. For the six months ended June 30, 2006, cost of sales increased $294,530 from $4,803,008 in 2005 to $5,097,538 in 2006. The increase in cost of sales corresponds with the increase in sales compounded by increased cost of materials, which we experienced due to the demand of certain raw ingredients exceeding the supply in the market place and because of the weakening U.S. dollar. In addition, we have incurred approximately $40,500 in product testing cost for the six months ending June 30, 2006 compared to approximately $20,000 for the same period last year. We are making a concerted effort to determine that our manufacturers are maintaining the highest standards we and our customers expect. Gross profit margins decreased from approximately 41% for the three and six months ended June 30, 2005 to 38% for the same periods in 2006. The decrease of 3% for the comparative periods is a result of increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors. Additionally, high margin sales directly to retail customers have decreased, whereas lower margin sales to distributors have increased. Despite these market pressures and after careful consideration of gross margins by product line, we felt compelled to raise the prices on several items in January 2006 in order to remain competitive.

OPERATING EXPENSES. Total operating expenses were $1,123,392 for the second quarter and $2,235,390 for the six months ended June 30, 2006, compared with $1,093,307 and $2,275,143, respectively, for the same periods in 2005. Our general and administrative expenses have generally remained stable with small increases in credit card fees, legal fees and audit fees. Payroll expenses have remained relatively stable as well, with moderate increases in insurance and wages offset by a reduction in staff and a reduced bonus accrual. We hired a National Accounts Manager during the second quarter of 2006 and we anticipate adding additional staff during 2006. Occupancy expenses remained relatively stable. Selling expenses decreased due to the timing of when our newsletters are issued and when advertising is placed, and because we have not printed a new catalog for 2006. Additionally, the cost of attending conventions has increased slightly. The total fluctuations from year to year are affected by the approximately $100,000 that was expensed during the first quarter of 2005 as a result of the relocation of our corporate office, which was offset by the reversal of a loss provision associated with a lawsuit that was settled during 2003. We were awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005.

INTEREST INCOME. Due to our increased cash balance and because we placed some of the excess cash in short-term certificates of deposits, interest income increased by approximately $19,000 during the second quarter 2006 and $39,500 during the six months ended June 30, 2006 compared to same periods for 2005.

PROVISION FOR INCOME TAXES. Provision for income taxes as of June 30, 2006 represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. During the quarter and six-month period ended June 30, 2006, we recorded net earnings of $257,856 and $583,538, respectively, compared to net earnings of $324,710 and $644,244, respectively, for the same periods in 2005. Although we showed a slight increase in sales for the quarter and 2% for the six-month period, net earnings decreased 21% and 9%, respectively, primarily because of the decrease in profit margins and increased operating expenses for the second quarter.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the six-month period ended June 30, 2006, our working capital increased by approximately $618,000 to $6,375,143, compared to a working capital at December 31, 2005 of $5,757,619. Current assets mainly consist of approximately $2.62 million in cash, $0.93 million in accounts receivable, and $3.44 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund our capital and liquidity needs for the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, our ability to accommodate increased costs and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest time and effort in research for product development. We know of no current trends that are expected to affect the cost of labor or materials, and sales are expected to be stable over the next twelve months. See "CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS" above for some of the variables that may affect our business and financial results.

We currently do not utilize any off-balance sheet financing arrangements.

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities were $132,754 and $326,672 for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities for both periods primarily reflects net earnings and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2006 is primarily explained by an increase in inventory levels of $866,921 due to increased purchases to obtain favorable pricing, to fulfill minimum purchase requirements of certain vendors, and to obtain quantity discounts, offset by an increase in accounts payable and accrued liabilities of $364,923 primarily related to increased purchases of inventory. Cash generated by operating activities for 2005 is explained by an increase in accounts receivable of $138,140 due to increased sales and an increase in inventory levels of $139,207 due to rising prices and a modest increase in new products available for sale.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the six months ended June 30, 2006 was $1,700 for an equipment upgrade. Net cash flows used in investing activities for the six months ended June 30, 2005 was $518,160 and primarily resulted from payments for leasehold improvements for our new facility, office furniture and computer equipment.

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

         SALES. Approximately 12% in 2006 and 11% in 2005 of our total sales were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the six months ended June 30, 2006, we had a concentration of approximately 21% of our manufacturing with one separate vendor who individually accounts for more than ten percent of our purchases. For the six months ended June 30, 2005, the Company had a concentration of approximately 32% of manufacturing with two separate vendors who individually accounted for more than ten percent of purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

         PRODUCT. We had one product in 2005 and none in 2006 that individually accounted for more than ten percent of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

                         -------------------------------------------------------
                                          Payments Due by Period
------------------------ ----------- ----------- --------- ---------- ----------
                                        Less
     Contractual                       Than 1       1-3      4 - 5     After 5
     Obligations            Total       Year       Years     Years      Years
------------------------ ----------- ----------- --------- ---------- ----------

Line of Credit (1)                -           -         -          -          -
------------------------ ----------- ----------- --------- ---------- ----------

Operating Leases (2)     $2,484,000  $  288,000  $864,000  $ 576,000  $ 756,000
------------------------ ----------- ----------- --------- ---------- ----------
Purchase Obligations (3) $  858,072  $  858,072
------------------------ ----------- ----------- --------- ---------- ----------
Total Cash Contractual
Obligations              $3,342,072  $1,146,072  $864,000  $ 576,000  $ 756,000
------------------------ ----------- ----------- --------- ---------- ----------

(1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the six months ended June 30, 2006 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of June 30, 2006, the interest rate on the line of credit was 8.9% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guarantees the line of credit.

(2) Represents our building lease with AriBen Corporation, a related party. See "Related Party Transactions" below. The current monthly obligation for the base rent on the lease is $24,000 for approximately 29,821 square feet.

(3)      Represents outstanding purchase orders for inventory.


RELATED PARTY TRANSACTIONS. Dr. Stephen Levine, the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Vice President and Secretary and a member of the Board of Directors, are husband and wife.

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

We believe the following accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements; however, management does not consider any of the estimates and assumptions to be highly uncertain.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In the event that our trade receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to earnings, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

INVENTORY

Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. In the event we were unable to sell our products, the demand for our products diminished, other competitors offered similar or better products, and/or the product life cycles deteriorated causing quality issues, we would be forced to record an adjustment to inventory for impairment or obsolescence to reflect inventory at net realizable value. The effect of this entry would be a charge to earnings, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on our forecasted demand for our products, there is a possibility of this occurrence

CONTINGENCIES

The outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, ACCOUNTING FOR CONTINGENCIES, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

 On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which had 60 days in which to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was able to file a civil action of its own. We reached an agreement with CWLC to settle the claim for $18,000. The settlement was paid during the second quarter 2006. We have ceased all sales of the products and no longer offer the products associated with the notice.

In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations. No adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 28, 2005, the Company was served with a 60-day Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Enforcement Act"), claiming that certain of its products were required to bear California-specific labels regarding the health risks of certain ingredients. The California Women's Law Center of Los Angeles, California ("CWLC") served the notice. Notice was also served on the California Attorney General's Office, the attorney generals of the various California counties, the district attorneys and the city attorneys of various cities, which had 60 days in which to bring a civil action to enjoin the further distribution of any product found to be in violation of the Enforcement Act and to request that a civil penalty of up to $2,500 per day for each violation be levied against the Company. Since no civil action was brought by one of these government authorities within the 60-day period following the notice, CWLC was able to file a civil action of its own. We reached an agreement with CWLC to settle the claim for $18,000. The settlement was paid during the second quarter 2006. We have ceased all sales of the products and no longer offer the products associated with the notice.

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

                                                 ALLERGY RESEARCH GROUP, INC.
                                                 Registrant



Dated:  August 10, 2006
                                                 By: /s/ Stephen A. Levine
                                                     ---------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer