Form 10QSB
period 2006-09-30
ALLERGY RESEARCH GROUP INC
filed 2006-11-09
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ______________________
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

(Issuer's telephone number) (800) 545-9960.
                           -----------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,521,605 shares of Issuer's voting common stock were outstanding on November 1, 2006.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                               SEPTEMBER 30, 2006
================================================================================


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

          Consolidated Balance Sheets........................................3

          Consolidated Income Statements.....................................4

          Consolidated Statements of Cash Flows..............................5

          Notes to Condensed Consolidated Financial Statements...............6

  ITEM 2. Management's Discussion and Analysis...............................10

  ITEM 3. Controls and Procedures............................................16

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings..................................................17
  ITEM 2. Changes in Securities and Use of Proceeds..........................17
  ITEM 3. Defaults Upon Senior Securities....................................17
  ITEM 4. Submission of Matters to a Vote of Security Holders................17
  ITEM 5. Other Information..................................................17
  ITEM 6. Exhibits...........................................................17


SIGNATURE....................................................................18

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

                                         ALLERGY RESEARCH GROUP, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                  September 30,       December 31,
                                                                      2006                2005
                                                                  (Unaudited)           (Audited)
                                                                 ---------------------------------
ASSETS
------
Current Assets
 Cash and Cash Equivalents                                            $3,217,072       $2,487,824
 Accounts Receivable                                                     919,595          954,943
 Inventories (Note 4)                                                  3,251,501        2,573,612
 Prepaid Income Taxes                                                          -          107,193
 Prepaid Expenses and Other Current Assets                               212,766          169,479
                                                                 ---------------------------------
Total Current Assets                                                   7,600,934        6,293,051
                                                                 ---------------------------------

Property and Equipment, Net                                              515,376          562,928
                                                                 ---------------------------------

 Intangible Assets, Net                                                   13,180           13,180
                                                                 ---------------------------------

Total Assets                                                          $8,129,490       $6,869,159
                                                                 =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable                                                       $317,782         $274,642
 Accrued Expenses (Note 5)                                               522,037          207,824
 Deferred Tax Liability                                                   34,282           18,704
 Income Taxes Payable                                                     46,690           34,262
                                                                 ---------------------------------
Total Current Liabilities                                                920,791          535,432
                                                                 ---------------------------------

Commitments and Contingencies (Notes  6 & 9)

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000
    Shares, Issued and Outstanding: None                                    None             None
 Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
   Issued: 15,105,355, Outstanding: 14,521,605                            15,105           15,105
 Additional Paid In Capital                                            1,150,641        1,150,641
 Retained Earnings                                                     6,321,490        5,446,518
 Less: Treasury Stock, at cost (583,750 shares)                         (278,537)        (278,537)
                                                                 ---------------------------------
Total Stockholders' Equity                                             7,208,699        6,333,727
                                                                 ---------------------------------
Total Liabilities and Stockholders' Equity                            $8,129,490       $6,869,159
                                                                 =================================

See Notes to Condensed Consolidated Financial Statements.


                                              ALLERGY RESEARCH GROUP, INC.
                                             CONSOLIDATED INCOME STATEMENTS
                                                       (UNAUDITED)

                                                              Three Months Ended                 Nine Months Ended
                                                                  September 30,                    September 30,
                                                              2006            2005             2006             2005
                                                              ----            ----             ----             ----

Revenues                                                  $ 4,091,460      $ 3,835,014      $12,353,483     $11,927,863
Cost of Sales                                               2,529,300        2,345,898        7,626,840       7,148,907
                                                          -----------      -----------      -----------     -----------
Gross Profit                                                1,562,160        1,489,116        4,726,643       4,778,956
                                                          -----------      -----------      -----------     -----------

Operating Expenses
      Selling, General and Administrative                   1,031,184        1,042,475        3,119,881       3,169,317
      Research and Development                                 73,183           74,378          219,874         222,678
                                                          -----------      -----------      -----------     -----------
Operating Expenses                                          1,104,367        1,116,853        3,339,755       3,391,995
                                                          -----------      -----------      -----------     -----------

Earnings from Operations                                      457,793          372,263        1,386,888       1,386,961
                                                          -----------      -----------      -----------     -----------

Other Income
      Interest Income                                          36,078           14,211           92,962          31,557
                                                          -----------      -----------      -----------     -----------

Net Earnings Before Tax                                       493,871          386,474        1,479,850       1,418,518

Provision for Income Taxes                                    202,437          142,200          604,878         530,000
                                                          -----------      -----------      -----------     -----------

Net Earnings Available to Common Stockholders             $   291,434      $   244,274      $   874,972     $   888,518
                                                          ===========      ===========      ===========     ===========


Basic and Diluted Earnings Per Common Share (Note 2)      $      0.02      $      0.02      $      0.06     $      0.06
                                                          ===========      ===========      ===========     ===========



See Notes to Condensed Consolidated Financial Statements.


                                                   ALLERGY RESEARCH GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                   2006              2005
                                                                                                   ----              ----
Cash Flows From Operating Activities
       Net Earnings                                                                            $   874,972       $   888,518
                                                                                               -----------       -----------
       Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
           Depreciation and Amortization                                                            53,656            68,345
           Change in Deferred Taxes                                                                 15,578                --
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                                               35,348          (190,354)
           (Increase) Decrease in Inventory                                                       (677,889)         (258,774)
           (Increase) Decrease in Other Current Assets                                              63,906           (50,718)
           Increase (Decrease) in Accounts Payable and Accrued Liabilities                         357,354           242,250
           Increase (Decrease) in Income Taxes Payable                                              12,428           (86,380)
                                                                                               -----------       -----------
Net Cash Flows Provided By Operating Activities                                                    735,353           612,887
                                                                                               -----------       -----------

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                                        (6,105)         (541,846)
       Repayments From Officers                                                                         --            21,048
                                                                                               -----------       -----------
Net Cash Flows Used In Investing Activities                                                         (6,105)         (520,798)
                                                                                               -----------       -----------
Cash Flows From Financing Activities                                                                    --                --

Increase in Cash and Cash Equivalents                                                              729,248            92,089
Cash and Cash Equivalents, Beginning of Period                                                   2,487,824         2,145,638
                                                                                               -----------       -----------
Cash and Cash Equivalents, End of Period                                                       $ 3,217,072       $ 2,237,727
                                                                                               ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

Note 1 - Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the nine months period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Note 2 - Recent Accounting Pronouncements
-----------------------------------------

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

         In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on its financial statements.

         In September 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial statements.

Note 3 - Earnings Per Share
---------------------------

         Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.

          The computation of basic and diluted earnings per share is as follows:

                                                                    Three Months   Three Months   Nine Months    Nine Months
                                                                        Ended         Ended          Ended          Ended
                                                                       9/30/06       9/30/05        9/30/06        9/30/05
                                                                    --------------------------------------------------------
         Numerator-Net Earnings Available to Common Stockholders    $   291,434    $   244,274    $   874,972    $   888,518
                                                                    ===========    ===========    ===========    ===========

         Denominator:

         Weighted average shares used in computing basic EPS         14,521,605     14,516,605     14,521,605     14,516,605
         Net effect of dilutive common shares                           180,977        193,552        180,977        193,552
                                                                    -----------    -----------    -----------    -----------
         Weighted average shares used in computing diluted EPS       14,702,582     14,710,157     14,702,582     14,710,157
                                                                    ===========    ===========    ===========    ===========

         Basic Earnings Per Share                                   $      0.02    $      0.02    $      0.06    $      0.06
                                                                    ===========    ===========    ===========    ===========

         Diluted Earnings Per Share                                 $      0.02    $      0.02    $      0.06    $      0.06
                                                                    ===========    ===========    ===========    ===========

Note 4 - Inventories

         -------------------------------------------------------------------------------------------------------
         Inventories consist of the following:
         -------------------------------------------------------------------------------------------------------
                                                                   September 30, 2006         December 31, 2005
         ------------------------------------------- --------------------------------- -------------------------
         Raw materials                                                    $ 2,228,996               $ 1,465,668
         Finished goods                                                       962,689                 1,031,917
         Supplies                                                             109,816                   126,027
         Reserve for obsolescence                                             (50,000)                  (50,000)
                                                                          -----------               -----------
         Total                                                            $ 3,251,501               $ 2,573,612
                                                                          ===========               ===========


Note 5 - Accrued Expenses

         --------------------------------------------------------------------------------------------------
         Accrued expenses consist of the following:
         --------------------------------------------------------------------------------------------------
                                                              September 30, 2006         December 31, 2005
         ------------------------------------------------- ---------------------- -------------------------
         Operating expenses                                              108,972                   135,129
         Vacation and bonus                                              343,000                    40,924
         Payroll                                                          63,099                    23,927
         Sales tax                                                         6,966                     7,844
                                                                      ----------                ----------
                                                                      $  522,037                $  207,824
                                                                      ==========                ==========

Note 6 - Line of Credit
-----------------------

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at September 30, 2006 was 8.07%. The note is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company. The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate, which as of September 30, 2006 was 4.75%. The entire line was available for use as of September 30, 2006.


Note 7 - Concentration of Credit Risk
-------------------------------------

         The Company is subject to a wide variety of risks in the ordinary course of its business, some of which are as follows:

                  SALES. In 2006 and 2005, approximately 11% of the Company's total sales were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the nine months ended September 30, 2006, the Company had a concentration of approximately 31% of manufacturing with two separate vendors, who individually accounted for more than ten percent of our purchases. For the nine months ended September 30, 2005, the Company had a concentration of approximately 41% of manufacturing with three separate vendors, who individually accounted for more than ten percent of purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs.

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

         Options outstanding and exercisable at September 30, 2006 were 333,750 exercisable at $0.40 per share with an aggregate intrinsic value of $123,488. The weighted-average exercise price of options outstanding and exercisable at September 30, 2006 was $0.40 per share and the weighted-average remaining contractual life was 1.6 years. The options vested upon issue on May 12, 2003 and expire five years after said date. There were no options granted or exercised during any of the periods presented or compensation expense recognized. When options are exercised, the Company issues treasury shares of which there are 583,750 on hand.

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

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three- and nine-month periods ended September 30, 2006 compared to the same periods in 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2006, including related party transactions.

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

         PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005
         --------------------------------------------------------------

REVENUES. Our revenues grew at a moderate rate during the third quarter of 2006. We had net sales of $4,091,460 for the third quarter and $12,353,483 for the nine months ended September 30, 2006, compared with $3,835,014 and $11,927,863, respectively, for the same periods in 2005. The increase of $256,446, or 7%, in the third quarter was driven by increased sales to our distributors and retail customers, whereas sales to our professional accounts have decreased slightly. The increase of $425,620, or 4%, for the nine-month period was driven by the same factors as those driving the third quarter. We expect to continue to benefit from increased consumer awareness of the importance of nutritional supplements in one's diet.

COSTS OF SALES. Cost of sales increased $183,402 to $2,529,300 for the three months ended September 30, 2006, compared to $2,345,898 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, cost of sales increased $477,933 from $7,148,907 in 2005 to $7,626,840 in 2006. The increase in cost of sales corresponds with the increase in sales compounded by increased cost of freight, which we experienced due to fuel surcharges imposed due to the rising costs of fuel. In addition, we have incurred approximately $51,600 in product testing cost for the nine months ending September 30, 2006 compared to approximately $31,000 for the same period last year. We are making a concerted effort to ascertain that our manufacturers are maintaining the highest standards we and our customers expect. Gross profit margins decreased from approximately 40% for the nine months ended September 30, 2005 to 38% for the same periods in 2006 and remained stable at approximately 38% for the quarterly year to year comparison. The decrease of 2% for the year-to-date comparative period is a result of the increased freight expense and increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors. Additionally, lower margin sales to distributors have increased. Despite these market pressures and after careful consideration of gross margins by product line, we raised the prices on several items in January 2006 in order to remain competitive.

OPERATING EXPENSES. Total operating expenses were $1,104,367 for the third quarter and $3,339,755 for the nine months ended September 30, 2006, compared with $1,116,853 and $3,391,995, respectively, for the same periods in 2005. Our general and administrative expenses have generally remained stable with small increases in credit card fees, legal fees and audit fees. Payroll expenses have decreased due to a reduction in staff and a reduced bonus accrual, offset by moderate increases in insurance and wages. We hired a National Accounts Manager during the second quarter of 2006 and we anticipate adding additional staff during 2006. Occupancy expenses remained relatively stable. Selling expenses increased for the quarter but decreased for the nine-month period over period comparison because of increased travel and convention costs concentrated in the third quarter 2006. The nine-month comparison reflects a decrease because of a reduction in advertising and because we have not printed a new catalog for 2006. The total fluctuations from year to year are affected by approximately $100,000 that was expensed during the first quarter of 2005 as a result of the relocation of our corporate office, which was offset by the reversal of a loss provision associated with a lawsuit that was settled during 2003. We were awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000. The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005.

INTEREST INCOME. Due to our increased cash balance and because we placed some of the excess cash in short-term certificates of deposits, interest income increased by approximately $22,000 during the third quarter 2006 and $61,000 during the nine months ended September 30, 2006 compared to same periods for 2005.

PROVISION FOR INCOME TAXES. Provision for income taxes as of September 30, 2006 represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. During the quarter and nine-month period ended September 30, 2006, we recorded net earnings of $291,434 and $874,972, respectively, compared to net earnings of $244,274 and $888,518, respectively, for the same periods in 2005. Net earnings increased 19% for the quarter-over-quarter comparison due to the increase in sales, reduced payroll expense, and an increase in interest earned, offset by increased selling expenses. Net earnings decreased 2% for the nine-month period comparison primarily because of the decrease in profit margins offset by decreased operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the nine-month period ended September 30, 2006, our working capital increased by approximately $923,000 to $6,680,143, compared to a working capital at December 31, 2005 of $5,757,619. Current assets mainly consist of approximately $3.22 million in cash, $0.92 million in accounts receivable, and $3.25 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund our capital and liquidity needs for the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, our ability to accommodate increased costs and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs over the next twelve months.

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

Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities were $735,353 and $612,887 for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities for both periods primarily reflects net earnings and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2006 is primarily explained by increases in inventory levels of $677,889 due to increased purchases to obtain favorable pricing, to fulfill minimum purchase requirements of certain vendors, and to obtain quantity discounts, offset by an increase in accounts payable and accrued liabilities of $357,354 primarily due to the payment of accrued bonuses by the year end 2005. Cash generated by operating activities for 2005 is explained by an increase in accounts receivable of $190,354 due to increased sales and an increase in inventory levels of $258,774 due to rising prices and a modest increase in new products available for sale, offset by an increase in accounts payable and accrued liabilities of $242,250 due to the payment of accrued bonuses by the year end 2005.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the nine months ended September 30, 2006 was $6,105 for equipment upgrades. Net cash flows used in investing activities for the nine months ended September 30, 2005 was $520,798 and primarily resulted from payments for leasehold improvements for our new facility, office furniture and computer equipment.

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

         SALES. In 2006 and 2005, approximately 11% of our total sales were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the nine months ended September 30, 2006, we had a concentration of approximately 31% of our manufacturing with two separate vendors who individually account for more than ten percent of our purchases. For the nine months ended September 30, 2005, the Company had a concentration of approximately 41% of manufacturing with three separate vendors who individually accounted for more than ten percent of purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

          PRODUCT. We had one product in 2005 and none in 2006 that individually accounted for more than ten percent of our sales dollars.


CONTRACTUAL OBLIGATIONS.  The Company's Contractual Obligations and Commercial Commitments are detailed below:

------------------------------ ----------------------------------------------------------------------------------
                                                            Payments Due by Period
                               ----------------------------------------------------------------------------------
         Contractual                                Than 1               1-3             4 - 5        After 5
         Obligations               Total             Year               Years            Years         Years
------------------------------ --------------- ------------------ ------------------ -------------- -------------
Line of Credit (1)                          -                  -                  -              -             -
------------------------------ --------------- ------------------ ------------------ -------------- -------------

Operating Leases (2)               $2,412,000           $288,000           $864,000       $576,000      $684,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------
Purchase Obligations (3)            2,007,394          1,593,394            414,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------
Total Cash Contractual
Obligations                        $4,419,394         $1,881,394         $1,278,000       $576,000      $684,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------

     (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the nine months ended September 30, 2006 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of September 30, 2006, the interest rate on the line of credit was 8.07% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company personally guarantees the line of credit.

     (2) Represents our building lease with AriBen Corporation, a related party. See "Related Party Transactions" below. The current monthly obligation for the base rent on the lease is $24,000 for approximately 29,821 square feet.

     (3) Represents outstanding purchase orders for inventory and a two-year distribution agreement with a vendor for the exclusive distribution of their product.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                            ALLERGY RESEARCH GROUP, INC.
                                            Registrant



Dated:  November 8, 2006
                                            By:/s/ Stephen A. Levine
                                               --------------------------------
                                              Chief Executive Officer and
                                              Chief Financial Officer