Form 10KSB
period 2006-12-31
ALLERGY RESEARCH GROUP INC
filed 2007-03-29
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

         Yes [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $16,273,465

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 6, 2007 was $0.87, based on the last sale price of $0.89 as reported by the NASD Over-The-Counter Bulletin Board.

As of March 13, 2007, Registrant had outstanding 14,521,605 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):   Yes [ ]    No [X]

                                TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
     FORWARD-LOOKING STATEMENTS................................................1
     BACKGROUND................................................................1
     THE COMPANY...............................................................1
     BUSINESS PLAN.............................................................2
     PRODUCTS AND SERVICES.....................................................3
     INDUSTRY OVERVIEW.........................................................4
     COMPETITION...............................................................5
     MARKET STRATEGIES.........................................................6
     REGULATION................................................................6
     EMPLOYEES.................................................................9
     INTELLECTUAL PROPERTY.....................................................9
     AVAILABLE INFORMATION.....................................................9
   ITEM 2.  DESCRIPTION OF PROPERTY............................................9
   ITEM 3.  LEGAL PROCEEDINGS.................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II.......................................................................11

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........11
     MARKET INFORMATION.......................................................11
     HOLDERS..................................................................11
     DIVIDENDS................................................................11
     RECENT SALES OF UNREGISTERED STOCK.......................................11
     EQUITY COMPENSATION PLAN INFORMATION.....................................12
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........12
     INTRODUCTION.............................................................12
     CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS...............13
     FACTORS THAT COULD AFFECT FUTURE RESULTS.................................13
     OVERVIEW.................................................................14
     RESULTS OF OPERATIONS....................................................15
     LIQUIDITY AND CAPITAL RESOURCES..........................................16
     CRITICAL ACCOUNTING POLICIES.............................................19
     RECENT ACCOUNTING PRONOUNCEMENTS.........................................20
   ITEM 7.  FINANCIAL STATEMENTS..............................................20
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.....................20
   ITEM 8A. CONTROLS AND PROCEDURES...........................................21
   ITEM 8B. OTHER INFORMATION.................................................21

PART III......................................................................22

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........................22
     OFFICERS AND DIRECTORS...................................................22
     KEY EMPLOYEES............................................................23
     MEDICAL ADVISORY BOARD...................................................25
     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE..................26
   ITEM 10. EXECUTIVE COMPENSATION............................................26
     REMUNERATION PAID TO EXECUTIVES..........................................26
     REMUNERATION PAID TO DIRECTORS...........................................27
     EMPLOYMENT AGREEMENTS....................................................27
     EMPLOYEE BENEFITS........................................................27
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....29
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................30
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................30
     EXHIBITS.................................................................30
     FORM 8-K REPORTS.........................................................31
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................31

SIGNATURES....................................................................33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis or Plan of Operation" in Item 6, contains forward-looking statements that involve risks and uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of Allergy Research Group, Inc. and its consolidated subsidiary (the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include but are not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this report. The Company assumes no obligation to and does not intend to update these forward-looking statements.

BACKGROUND

      Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "Allergy Research Group"), together with wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Through Nutricology, Inc., the Company has produced quality, hypoallergenic nutritional supplements since 1980 and currently supplies products to over 4,000 physicians and health care practitioners worldwide. The Company was the first in the U.S. to introduce a number of specialty products including melatonin (a neurohormone), germanium sesquioxide (a trace mineral), AntiOx(TM) (a broad-spectrum antioxidant), Buffered Vitamin C and Nattokinase (an enzyme derived from boiled soybeans).

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

      We sell our products worldwide to healthcare professionals, who recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to over 4,000 physicians and health care practitioners worldwide, including accounts in the United States, Japan, China, Taiwan, the United Kingdom, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Denmark, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. The United States accounts for approximately 87% of sales before returns, discounts and allowances, with England, Japan and Canada producing 7%, 2% and 1% of sales, respectively. Financial information regarding our revenue, income and assets can be found in our audited financial statements filed as part of this Report.

      We develop, contract manufacture, market and sell our own branded products, including vitamins and nutritional supplements under the NutriCology and Allergy Research Group labels. In addition, approximately 20% of the products we distribute are produced by other manufacturers in the industry and sold under our label under certain licensing arrangements. Our products are distributed through distributors to medical and professional accounts and to retailers. We also sell direct to consumers via the Internet and telephone sales. See "Market Strategies" below. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids. Due to the nature of our business, the Company must carry a significant amount of inventory at all times in order to meet rapid delivery requirements. The Company does not have a significant amount of backorders at any given time and does not offer payment terms in excess of 30 days.

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

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions In 2006 and 2005, we spent $257,691 and $304,516, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of nutraceuticals that could have pharmaceutical potential may enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

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

      The Company currently does not have facilities for the manufacture of encapsulated and liquid products, and we are using outside vendors for this purpose. As of December 31, 2006, a concentration of approximately 42% of our manufacturing was distributed among three separate vendors. The three individual manufacturers and suppliers of raw materials accounted for approximately 21%, 11% and 10% of our needs. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices ("cGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

PRODUCTS AND SERVICES

      Our vitamin and nutritional supplement line consists of approximately 280 products. The Company has one product catalog for the retail market (marketed under the Nutricology(R) label) and another catalog for the professional market (marketed under the Allergy Research Group(R) label). Both catalogs include the following categories of products: Amino Acids, Antioxidant Formulas, Bioenergetic Nutrients, Bioflavonoids, Brain Support Products, Comprehensive Nutrient Formulas, Essential Fatty Acids, Gastrointestinal Health Products, Immune Support Products, Liver Support Products, Multiple Vitamin/Mineral

Formulas, Musculoskeletal Support Products, Organic Glandulars, Selenium Products, Specialty Products, Vitamin B Products, and Vitamin C Products. Approximately 80% of our products were formulated by Allergy Research Group/NutriCology and are contract manufactured and distributed by the Company. Another 20% of the products are produced by other companies in the industry and distributed by the Company through licensing agreements, under our label.

INDUSTRY OVERVIEW

      According to a report entitled NUTRITIONAL SUPPLEMENTS IN THE U.S., released by Packaged Facts on November 1, 2006, the U.S. market for nutritional supplements continues to grow. The report estimated that U.S. sales would increase to over $6 billion by 2011, and projected that U.S. sales for 2006 would reach approximately $4.7 billion (representing a 1.0% increase over 2005 sales). The report stated that from 2002 to 2006, sales increased by more than 6% despite an approximate loss of 3% in 2005 that was likely due to bad press in the industry.

      There appears to be less growth in the international industry primarily due to the advent of a number of regulatory measures being proposed and/or implemented on the international and national levels. In its VITAMINS AND SUPPLEMENTS MARKET ASSESSMENT 2006 released November 2006, Key Note Publications Ltd. estimated that growth over the twelve-months ended August 2006 was only 0.9% in the U.K. The report attributed the slow growth partly to public statements indicating that research showed people taking vitamin, mineral and supplement (VMS) products were taking them unnecessarily. The report further attributes slow growth to threats posed to the VMS market as a result of the European Community's Food Supplements Directive issued in 2002, which charged the European Commission with setting maximum levels for all ingredients used in such products and with organizing manufacturers to gain safety approvals for all VMS products put up for retail sale in the EU, as well as other forms of regulation regarding labeling and health warnings.

      The worldwide market continues to be affected by increased regulation and scrutiny in the industry, primarily as a result of concerns expressed by groups representing the pharmaceutical industry as to the consistency and quality of nutritional supplements. These groups continue the adoption of good manufacturing practices ("GMPs") for nutritional supplements and additional laws and regulations (see "Regulations" below) that could cripple the industry by limiting consumer access to dietary supplement products and alternative medicine and would increase the costs of manufacturing VMS products. The ongoing campaign to label nutritional supplement products as "unsafe" despite their track record has received some governmental response. In its 2007 Budget Justification Summary, the Federal Trade Commission ("FTC") warned that it would continue to scrutinize dietary supplement marketing practices during 2007, citing increased consumer demand for such products as one reason. In addition, the FTC published GUIDES CONCERNING THE USE OF ENDORSEMENTS AND TESTIMONIALS IN ADVERTISING, which are out for comment by the public until March 19, 2007.

      Restrictions on the nutritional supplement manufacturer's ability to advertise the efficacy of vitamin, mineral and dietary supplement products makes it difficult to address the criticisms of the pharmaceutical industry, and further limitations such as those proposed by the FTC would impose additional limitations.

      Attempts to increase foreign government regulation of the industry have met with some success as well in some jurisdictions in which we currently sell products. See "Regulation" below. More pervasive are guidelines adopted by the Codex Alimentarius Commission, or Codex, an agency created in 1963 by two UN. organizations - the Food and Agriculture Organization and the World Health Organization, in July 2005. By way of background, the Codex Committee on

Nutrition and Foods for Special Dietary Uses ("CCNFSDU") began discussions on guidelines for vitamin and mineral supplements in the 1990's. These Guidelines apply to vitamin and mineral food supplements intended for use in supplementing the daily diet with vitamins and/or minerals. However, food supplements containing vitamins and/or minerals as well as other ingredients would also need to be in conformity with the specific rules on vitamins and minerals laid down in the Guidelines. See "Regulation" below.

      However, as evidenced by the FTC's budgetary summary and industry reports, despite these impediments, public awareness and demand of the positive effects of vitamins and nutritional supplements continues to grow, and there is evidence of consumer loyalty to brand as well. According to a survey of 4,181 subscribers to ConsumerLabs.com, 77% of consumers are happy with their brand of nutritional supplement products. The ConsumerLabs.com report further indicated that online sales of VMS products account for 40% of sales to participants in the survey, indicating that Internet access to information and products plays a role in rising consumer awareness and demand.

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

COMPETITION

      Strong interest in nutritional supplements has resulted in a large number of competitors in the marketplace, although the industry has seen a consolidation of vitamin and supplement companies in recent years. We compete with both large, nationally known manufacturers and many smaller manufacturers and distributors of nutritional supplements. Private label products also provide competition to our products. Many of our competitors have greater access to capital and may be better able to withstand volatile market conditions. In addition to competition from other companies in the VMS (vitamin, mineral and supplement) product sector, we experience competition from other sectors of the nutrition industry, including from the functional food sector. Functional foods include breakfast cereals, fortified breads, cholesterol-lowering margarines and yogurt drinks, among others.

      Also, as mentioned above under "Industry Overview," the nutritional supplement industry experiences competition from members of the pharmaceutical industry as continuing attempts are made to increase regulation of dietary supplements. Such increased regulation, whether foreign or domestic, could result in the ban of many products currently available to consumers through health food stores and other distribution outlets if ingredients or products are reclassified as drugs that must be produced by drug companies.

      The ConsumerLabs.com report discussed under "Industry Overview" indicated that the most common places to purchase nutritional supplements are as follows: online (40%), health food stores (34%), vitamin stores (27%), pharmacies (25%), warehouse clubs (23%), catalogues (20%), supermarkets (18%), independent distributors (18%), mass merchants (18%) and healthcare practitioners (9%). As discussed elsewhere in this annual report, we market our products primarily through our website, health food stores, independent distributors and healthcare practitioners. However, we have identified professionals and distributors as our primary market, believing that we can build up our reputation for quality and efficacy through these sources rather than concentrating our efforts on mass market sales in competition with larger companies that have better resources and brand recognition even if many of their product lines are of lower quality than ours.

      We believe that the Company competes favorably with other VMS companies because of its reputation for the quality and efficacy of its products as well as for its comprehensive line of products. We offer approximately 280 different vitamin and nutritional supplement products with varying degrees of potency and in a variety of forms (including capsules, liquids, powders, softgels and tablets). We believe that our ability to offer a broad range of high quality products with diversity of form and potency is an important factor in our ability to obtain market share in a highly competitive industry.

      Some of our competitors in the health and nutritional supplement business, may be better funded and possess superior managerial and marketing resources. We plan to compete primarily on the basis of superior service and differentiate the Company by marketing our high quality products directly to professionals, allowing a greater percentage of products to be distributed under private labeling, and producing products which address needs that have not been met by our competitors' products.

MARKET STRATEGIES

      We have divided sales into multiple market channels:

      o Healthfood stores and professional accounts - Physicians, nutritionists, chiropractors and health care professionals (38%).

      o Distributor accounts - Sales to distributors (to be resold to the professional or retail markets) (50%).

      o  Retail accounts - Direct sales to consumers (12%).

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

      The Company markets its products through the use of trade shows, direct marketing to physicians, nutritionists, chiropractors and health care professionals, distributors (who market the products themselves), advertising in trade magazines, health-oriented radio talk shows, direct sales to health food stores and pharmacies, and direct catalog and Internet sales to consumers. Our direct sales team currently consists of a national sales manager and one contracted sales representative covering critical territories and markets. The national sales manager and the sales representative, combined with internal support staff, are focused on informing existing customers of our newest products. Through a combination of sales calls to key accounts, direct telemarketing, the Company's scientific newsletter "Focus," and extensive market specific mailings, we anticipate increased sales over the next year.

REGULATION

      The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), and the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamins and nutritional supplements in the United States.

      The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted in October 1994. DSHEA revised the provisions of the Federal Food, Drug and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements. Under DSHEA, dietary supplements do not require approval from the FDA before they are marketed. Manufacturers are responsible for determining that the dietary supplements they manufactured are safe and that any representations or claims made about them are substantiated by adequate evidence. Unless the manufacturer is introducing a new dietary ingredient, it does not have to provide the FDA with this evidence either before or after it markets its products. Dietary supplements do not require FDA registration prior to production or sale. Where a new dietary ingredient is being introduced, the manufacturer must demonstrate why the ingredient is reasonably expected to be safe for use in dietary supplements unless the ingredient has already been recognized as a food substance and is present in the U.S. food supply. The expansion of the new dietary ingredients list or notification requirements could increase costs or delay product introduction.

      DSHEA has come under attack from time to time due to negative publicity surrounding some herbal products, such as ephedra. As a result, new legislation is consistently proposed in both the Senate and House of Representatives that could, if adopted, result in significantly greater regulation of the VMS industry. The industry has formed a coalition comprised of dietary supplement manufacturers, industry trade associations and other supporters to help defeat challenges to DSHEA. However, at this time, we cannot predict with any certainty what changes may be implemented or how they will impact the Company's business or results of operations.

      Another important tool of the FDA's regulatory and surveillance activities to help ensure the safety of dietary supplement products is the Agency's authority to promulgate regulations for dietary supplement current good manufacturing practices (cGMPs). During March 2003, the FDA issued proposed cGMP regulations for dietary ingredients and dietary supplements. The proposed cGMPs also contain requirements for the design and construction of physical plants, and establish quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Recognizing that the new rules, if adopted, would have a greater economic impact on small businesses, the FDA included a three-year phase-in period for businesses with fewer than 500 employees.

      Products marketed by the Company are classified as dietary supplements under the FFDC Act, and are therefore subject to DSHEA and, if adopted, various proposed regulations. In addition to these laws and regulations, state and federal authorities under a number of disparate regulatory schemes have regulated advertising and label claims for dietary supplements. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA or FTC regulations or decisions will not restrict the permissible scope of such claims even beyond the current proposals.

      On December 22, 2006, the Dietary Supplement and Non-Prescription Drug Consumer Protection Act (the "AER Bill") was signed into law. The AER Bill, which takes effect the end of 2007, provides a reporting system for serious adverse events associated with dietary supplements and over-the-counter (OTC) drugs. Serious events include those that result in death, a life-threatening experience, inpatient hospitalization, disability or incapacity, birth defect, or medical/surgical intervention to prevent one of these outcomes. The law will require manufacturers, packers and distributors to report serious adverse events associated with their products within 15 days after they receive notice of the event.

      Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only a limited number of health claims for dietary supplements. However, among other things,

DSHEA amended the NLEA for dietary supplements by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements are met. Such statements, commonly referred to as "structure function" claims, may describe how particular nutritional supplements affect the structure, function or general well being of the body (e.g. "promotes your cardiovascular health").

      On March 19, 2003, the FDA issued new security guidance documents to ensure the safety and security of the U.S. food supply. The new guidance documents are designed to reduce the risk of tampering or other malicious, criminal or terrorist acts. The FDA also announced increased surveillance of domestic and imported foods. The guidance documents were issued in response to the increased risk of bioterrorism. The new guidance documents and heightened surveillance are part of Operation Liberty Shield, a comprehensive national plan designed to increase protections for U.S. citizens and infrastructure while maintaining the free flow of goods with minimal disruption to the economy or American way of life. The FDA guidance documents are not regulations and are not mandatory, but they do provide FDA recommendations, which are generally followed throughout the industry. It is unclear what, if any, impact compliance with the guidance documents by firms that produce, process, distribute, pack or transport food ingredients has had on the dietary supplement industry.

      Governmental regulations in foreign countries where the Company plans to commence or continue/expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control. Currently, approximately 90% of our sales are to the U.S. market.

      The European Community is still in the process of implementing the EC's Food Supplements Directive 2002, which affects 25 nations. Among other restrictions, the law (a) will allow only certain vitamins and minerals to be sold and will limit potency levels to one to three times the Recommended Daily Allowance ("RDA"), (b) will outlaw many popular nutrients such as chromium picolinate, and (c) will outlaw entire product categories such as amino acids. At this point, we are unable to estimate the full impact of the Directive on the market for our products in the Community. Compliance with those regulations will primarily be the responsibility of our contract manufacturers and distributors for those markets.

      In July 2005, the Codex Alimentarius Commission adopted GUIDELINES FOR VITAMIN AND MINERAL FOOD SUPPLEMENTS (the "Guidelines"). The Guidelines only apply to supplements that contain vitamins and minerals that are regulated as foods. The Guidelines provide criteria for establishing maximum amounts of vitamins and minerals per daily portion of the supplement as recommended by the manufacturer. They also address the packaging and labeling of supplements. The restrictions are expected to lower the dosage of U.S.-manufactured products to standards set by foreign jurisdictions. The FDA has stated that the Codex Guidelines will not affect the availability of supplement products to U.S. consumers.

      We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our results of operations and financial condition. Currently, we do not believe that compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

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

EMPLOYEES

      As of the date of this report, the Company employs 31 full-time and two part-time employees. The Company does not have any collective bargaining agreements with its employees and we believe our employee relations are good.

INTELLECTUAL PROPERTY

      Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has 16 trademark registrations with the United States Patent and Trademark Office, including for Allergy Research Group(R) and NutriCology(R). We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, we have obtained no patents for our vitamin and nutritional supplement products. However, we have been granted one patent for the treatment of ITP, idiopathic thrombocytopenia, which is a common bleeding malady. The related research could lead to a strict pharmaceutical product with patent protection.

AVAILABLE INFORMATION

      Copies of the Company's Form 10-KSB and proxy statement may be obtained by notifying the Company in writing at its physical address. The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC-0330. We post a link to all Section 16 reports filed with the SEC on our website at www.allergyresearchgroup.com. You may also access our other reports via that link to the SEC website.

ITEM 2. DESCRIPTION OF PROPERTY

      Our administrative office and warehouse is located in Alameda, California and is leased from AriBen Corporation, a California corporation that is wholly-owned by the Company's Chief Executive Officer and Chief Financial Officer, Dr. Stephen Levine, and its Secretary, Susan Levine. These facilities consist of approximately 29,821 square feet of office and warehouse space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease.

ITEM 3. LEGAL PROCEEDINGS

         In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company is vigorously defending itself against the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 21, 2006, we held our annual meeting of shareholders at which the shareholders voted to (1) re-elect each of the Company's directors,
(2) set the compensation for independent directors, and (3) ratify the selection of the Company's independent auditor for the fiscal year ending December 31, 2006. The voting totals were as follows:

                                           For                      Withheld
------------------------------------- -------------- ------------ ------------
(1) Director - Stephen Levine           13,744,449                  762,923
------------------------------------- -------------- ------------ ------------
(1) Director - Susan Levine             13,754,449                  752,923
------------------------------------- -------------- ------------ ------------
(1) Director - Edward Kane              13,754,349                  753,023
------------------------------------- -------------- ------------ ------------

                                           For          Against    Abstained
------------------------------------- -------------- ------------ ------------
(2)Independent Director Compensation    13,617,829      878,717     10,825
------------------------------------- -------------- ------------ ------------
(2) Independent Auditors                14,471,027       5,575      30,769
------------------------------------- -------------- ------------ ------------

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol "ALRG." The following table sets forth the trading history of the Common Stock on the OTC Bulletin Board for each quarter of fiscal years ended December 31, 2005 and 2006, and the partial period ended March 6, 2007, as reported by Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                  Quarter             Quarter         Quarter
                  Ending                High            Low
                3/31/2005              $1.14           $0.93
                6/30/2005              $1.05           $0.84
                9/30/2005              $0.98           $0.84
                12/31/2005             $0.97           $0.77
                3/31/2006              $1.12           $0.81
                6/30/2006              $0.95           $0.85
                9/30/2006              $0.90           $0.55
                12/31/2006             $0.87           $0.69
                3/6/2007*              $0.90           $0.79

*Reflects partial period.

HOLDERS

      As of March 21, 2007, there were approximately 95 holders of record of the Company's Common Stock. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. To date, the Board of Directors has elected to retain earnings for operations and has no current plans to pay dividends in 2007.

RECENT SALES OF UNREGISTERED STOCK

      None.

EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------
                    (a)                (b)                  (c)
--------------------------------------------------------------------------------
Plan category       Number of          Weighted-average     Number of
                    securities to be   exercise price of    securities
                    issued upon        outstanding          remaining
                    exercise of        options, warrants    available for
                    outstanding        and rights           future issuance
                    options, warrants                       under equity
                    and rights                              compensation plans
                                                            (excluding
                                                            securities
                                                            reflected in
                                                            column (a))
--------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders        333,750        $   0.40              616,750
--------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders              0        $   0.00                    0
--------------------------------------------------------------------------------
Total                   333,750        $   0.40              616,750


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

      o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the fiscal year ended December 31, 2006 compared to 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

      o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2006.

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

      Other key factors that affect our operating results are as follows:

      o  Overall customer demand for our various products.
      o  Volume of products ordered.
      o  Mix of products purchased by our
         customers.
      o  Prices at which we sell our products.
      o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
      o  Our ability to match operating costs to shifting volume levels.
      o  Increases in the cost of raw materials and other supplies.
      o  The impact of competitive products.
      o  Adequacy and availability of insurance coverage.
      o  Our inability to gain and/or hold market share.
      o Exposure to and expense of resolving and defending product liability claims and other litigation.
      o  Consumer acceptance of our products.
      o  Managing and maintaining growth.
      o  Customer demands.
      o Market and industry conditions including pricing, demand for products, levels of trade inventories, raw materials availability and changes in applicable laws and government regulation.
      o The success of product development and new product introductions into the marketplace.
      o  Slow or negative growth in the nutritional supplement industry.
      o  The departure of key members of management.
      o  Our ability to efficiently manufacture our products.
      o  Unexpected customer bankruptcy.
      o The implementation of SFAS 123R in relation to accounting for stock-based compensation.
      o  Limitations on future financing.
      o Increases in the cost of borrowings and unavailability of debt or equity capital.

OVERVIEW

      BUSINESS DESCRIPTION. We strive to be an innovative leader in nutraceutical research and product formulation. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell our own brands, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors, to medical and professional accounts, retail stores and consumers directly. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids. We also distribute certain third-party manufactured products under our labels. These products account for approximately 20% of all products offered by the Company. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

      FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

      REVENUES. During the fiscal year ended December 31, 2006, we had net sales of $16,273,465, representing an increase of $362,244 from net sales of $15,911,221 during fiscal year ended December 31, 2005. The overall increase of 2% was driven by increased sales to our distributors with a slight increase in sales to retail customers, who account for approximately 12% (2005: 13%) of our total sales; these increases were offset by decreased sales to our professional accounts. The overall increase in sales is primarily the result of the introduction of new products. We are planning additional promotional activities with selected major accounts in 2007, featuring selected new products.

      COST OF SALES. Cost of sales increased $548,444 to $10,193,737 for the year ended December 31, 2006, compared to $9,645,293 for the year ended December 31, 2005. The increase in sales plus increased cost of materials and increased shipping costs caused the increase in cost of sales. In addition, we incurred approximately $62,000 in product testing costs during the twelve months ending December 31, 2006 compared to approximately $50,000 for the same period last year. We are making a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. Gross profit margins for 2006 were approximately 37%, a decrease of 2% from approximately 39% in 2005. The decrease of 2% for the period over period comparison is a result of increased cost of materials that have not been passed on to our customers in order to preserve our customer base and to respond to pricing pressures from competitors. Lower margin sales to distributors have increased in relation to higher retail and wholesale sale margins. Additionally, our product mix is shifting to include increased sales of lower margin items. Despite these market pressures and after careful consideration of gross margins by product line, we felt compelled to raise the prices on approximately 50 items to roll out between February and April 2007.

      OPERATING EXPENSES. Total operating expenses decreased by approximately $12,945 or .3% to $4,451,578 for the year ended December 31, 2006. Our general and administrative expenses have generally remained stable with modest increases in legal fees and audit fees. Payroll expenses have decreased due to a reduction in staff and reduced bonuses to officers, offset by increases in insurance and wages. We hired a National Accounts Manager during the second quarter of 2006. Occupancy expenses remained relatively stable. Selling expenses decreased because we did not print a new catalog during 2006 and because of the timing on newsletters and advertising. Decreased selling expenses were offset by increased travel and convention costs. The total fluctuations from year to year are affected by approximately $100,000 that was expensed during the first quarter of 2005 as a result of the relocation of our corporate office, which was offset in the same year by the reversal of a loss provision associated with a lawsuit that was settled during 2003. We were awarded a $250,000 settlement and a Florida lawyer asserted a lien claim for 35% of the proceeds, plus costs of $64,000 The Florida lawyer did not prevail in his assertion regarding the lien and the accrual for the settlement of $151,500 was reversed during the second quarter ending June 30, 2005.

      INTEREST. There was no interest expense incurred during 2005 or 2006 because the line of credit was not used. Interest income was $134,024 for the year ended December 31, 2006, an increase of 108%, compared to $64,317 in 2005. The increase is due to rising interest rates and an increase in cash.

      INCOME TAXES. For the years ended December 31, 2006 and 2005, we recorded a provision for income taxes of $666,198 and $656,853, respectively, representing taxes based on taxable earnings at the applicable federal and state income tax rates.

      NET INCOME. During the period ended December 31, 2006, we recorded net income of $1,095,976, as compared to net income of $1,208,869 for the period ended December 31, 2005. The overall decrease is due to the decrease in gross profit.

      EARNINGS PER SHARE. Basic earnings per share have remained stable at $0.08 for both December 31, 2005 and 2006. Diluted earnings per share have decreased to $0.07 per share for the year ended December 31, 2006, versus $0.08 per share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

      For the past five years combined we have generated aggregate net income of $6,229,213. We believe that we will continue to generate net income so long as we continue to generate sales at the current level, and we are currently financing our operations through cash generated by operating activities.

      We currently do not utilize any off-balance sheet financing arrangements.

      FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

      Cash Flows

      OPERATING ACTIVITIES. Net cash flow provided by operating activities was $685,010 and $842,489 for the years ended December 31, 2006 and 2005, respectively. Net cash provided by operating activities for both periods primarily reflects net income and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2006 is primarily explained by increases in inventory levels of $503,512 due to increased purchases to obtain favorable pricing, to fulfill minimum purchase requirements of certain vendors, and to obtain quantity discounts and an increase in accounts payable and accrued liabilities of $96,753. Cash generated by operating activities for 2005 is explained by an increase in accounts receivable due to increased sales and an increase in inventory levels due to rising prices and a modest increase in new products available for sale offset by an effort to decrease the carrying cost of inventory and the reduction in liability accounts such as accounts payable and accrued liabilities as the Company took advantage of vendor discounts offered and primarily paid its liabilities before they were due.

      INVESTING ACTIVITIES. Net cash flows used in investing activities for the twelve months ended December 31, 2006 was $13,431 for equipment upgrades. Net cash flows used in investing activities during 2005 was $502,303 primarily resulting from purchases of leasehold improvements and upgrades to our manufacturing and office equipment offset by repayments from officers for an outstanding loan.

      FINANCING ACTIVITIES. There were no cash flows from financing activities during 2006. Net cash flows provided by financing activities were $2,000 in 2005, representing cash proceeds from the exercise of employee stock options.

      Current Financial Condition/Risk Analysis

      At December 31, 2006, the Company had positive working capital of $6,912,473, compared to working capital at December 31, 2005 of $5,757,619. Working capital increased as a result of our cash flows generated from operating activities, which has increased our cash position and allowed us to minimize outstanding liabilities. Approximately 91% of our account receivables and nearly 100% of our current liabilities are due within 60 days or less. We have focused our cash management efforts on actively managing our receivables and payables. We finance our inventory and accounts receivable through income from operations. We have a line of credit available if income from operations should fail to provide the financing needed. If customer demand should drop off due to such factors as pricing pressures imposed by competitors, customer bankruptcies or some other unforeseen circumstances, our access to funds may be restricted.

      During 2006, we experienced a concentration of approximately 42% of our manufacturing with three separate vendors (concentration ranging from 10% to 21% with each individual vendor.) We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that we have good relations with all of our current manufacturers and suppliers. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products; however, we can offer no guarantees that we would be able to replace these manufacturers and bring them up to speed on our products without at least a temporary disruption in the manufacturing and distribution process. Because we do not have written agreements with our manufacturers, we also have no rights of indemnity with respect to the products manufactured by them in the event a claim is brought against the Company based on the effects of those products.

      Approximately 11% of our total sales in 2006 (2005: 12%) were attributable to the same distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sell directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales; however, we can offer no guarantee to what extent these customers would begin to purchase products directly from the Company.

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

      In addition, the FDA is in the process of adopting current good manufacturing practice (cGMP) regulations for dietary ingredients and dietary supplements. The new rules would establish new standards or cGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The new rules would also contain requirements for the design and construction of physical plants, and establish quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rules would include requirements for maintenance of records and handling of consumer complaints related to the cGMPs. As a small business, we should qualify for a three-year implementation process, which would allow us to spread the cost. However, we cannot predict with certainty any impact of such costs on our results of operations or financial condition. The FDA estimates that the proposed rule will have a significant impact on small businesses under the Regulatory Flexibility Act, with small business bearing a proportionately larger cost than large businesses.

      Our line of credit with Merrill Lynch Working Capital Management Account will expire on November 30, 2007. In the event we were unable to renew or obtain a new line of credit with this or another banking facility, we may not be able to allow for unexpected or emergency expenses which may arise during the course of our operations. In that event, we may be required to raise additional capital through the sale of equity or debt instruments, and we can offer no guarantee that such financing would be on terms favorable to the Company or that such financing would be available to the Company as needed.

      CONTRACTUAL OBLIGATIONS. Our Contractual Obligations and Commercial Commitments are detailed below:

--------------------------------------------------------------------------------------------
                                                  Payments Due by Period
                              --------------------------------------------------------------
                                              Less
      Contractual                            Than 1        1-3         4 - 5       After 5
      Obligations                Total        Year        Years        Years        Years
---------------------------   ----------   ----------   ----------   ----------   ----------
Line of Credit(1)                     --           --           --           --           --
---------------------------   ----------   ----------   ----------   ----------   ----------
Capital Lease Obligations             --           --           --           --           --
---------------------------   ----------   ----------   ----------   ----------   ----------
Operating Leases(2)           $2,340,000   $  288,000   $  864,000   $  576,000   $  612,000
---------------------------   ----------   ----------   ----------   ----------   ----------
Purchase Obligations(3)       $2,260,194   $1,846,194      414,000           --           --
---------------------------   ----------   ----------   ----------   ----------   ----------
Total Cash Contractual
Obligations                   $4,600,194   $2,134,194   $1,278,000   $  576,000   $  612,000
---------------------------   ----------   ----------   ----------   ----------   ----------

      (1) This represents our borrowings under the line of credit with Merrill Lynch, which had a zero balance as December 31, 2006 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of December 31, 2006, the interest rate on the line of credit was 8.07% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if we were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit; however, as of February 1, 2007 the personal guarantee has been waived.
      (2) Represents our Alameda, California location lease with AriBen Corporation, a related party. See "Related Party Transactions" under
           Item 12.
      (3)  Represents outstanding purchase orders for inventory.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued the following recent accounting pronouncements:

      In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006 and is not expected to have any significant impact on our financial position and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

      Please see our audited consolidated financial statements for the year ended December 31, 2006, attached hereto.

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

ITEM 8B. OTHER INFORMATION

      None.

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

         (1)Mr. Kane acts as an independent director for the Company.

      The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

      STEPHEN LEVINE, PH.D. (57) has served as the Company's Chief Executive Officer from December 1997 to January 1999 and recommenced service to the Company in that capacity in January 2000, upon resignation of the interim CEO. Dr. Levine has been Chairman of the Board and a Director of the Company since December 1997. In January 2001, Levine was appointed Chief Financial Officer of the Company. In addition to these various roles, Dr. Levine is solely responsible for all scientific research and development of new products. He has been involved in the nutraceutical industry for over 25 years and is in a unique position to receive invaluable scientific information from the nutraceutical community. His network of associates includes renowned medical doctors, researchers and industry leaders. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. Dr. Levine is the author of AntiOxidant Adaptation, Its Role in Free Radical Pathology. Dr. Levine's reputation and talent in the industry are world-renowned. Dr. Levine is the husband of Susan Levine, who acts as Vice-President, Secretary and Director of the Company.

      FRED SALOMON (68) has served as President since August 12, 2003. He was hired in 2002 to fill the role of Director of Operations. Mr. Salomon is responsible for the daily operation of the business. He oversees all aspects of day-to-day operations. He also works with Ms. Levine on marketing concerns. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry, where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. From July 1982 through June 2002, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

      SUSAN LEVINE (53) has served as the Secretary, Vice-President and Director to the Company since December 1997. Ms. Levine resigned her board membership temporarily between January 1999 and January 2000. Since 1980, Ms. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of the Company. Ms. Levine currently works on marketing concerns. Prior to working for the Company, Ms. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

      ED KANE (79) was appointed to the Company's Board of Directors on November 8, 2000. From 1955 to present, Mr. Kane has acted as the sole owner and chief executive officer of Kane Steel, a company that has current gross sales of $25 million and over 120 employees. Mr. Kane also started K-TRON International ("KTII") in 1964. KTII was the first to digitize weigh feeding, which is a system used to continuously weigh and feed material for the process industries. KTII is listed on the over-the-counter market and is a $120 million company today, with plants in Switzerland and the United States. In addition, Mr. Kane started K-FLOW International ("KFI") in 1980 to manufacture a patented mass flow meter. KFI was merged into the instrument division of the Swiss firm Asea Braun Bavari in 1991. Expanding into the health field ten years ago, Mr. Kane and his wife Patricia, a Ph.D., founded BodyBio Corporation, a specialized laboratory analysis service utilized by physicians worldwide in interpreting blood test results. Mr. Kane is currently the chief executive officer of BodyBio Corporation. Mr. Kane has been a student of science and medicine for most of his adult life, and holds a degree from Temple University. Mr. Kane's particular focus has been on fatty acid metabolism. He has been a visiting professor at the Wharton School of Business in Philadelphia and instructs physicians in a biomedical course on lipid metabolism five times yearly. Mr. Kane holds several U.S. patents on steel structures, instrumentation and biochemistry. The city of Millville, New Jersey recognized Mr. Kane as one of the three leading industrialists of the last half century.

KEY EMPLOYEES

      CLINTON ABBOTT has served as Operations Manager of the Company since October 1999. Mr. Abbott has filled various roles for the Company: from July 1999 to September 1999, he acted as Pharmacy Market Development Manager; from September 1998 to July 1999 he acted as Purchasing and Facilities Manager; from April 1997 to September 1998 he acted as Purchasing/Warehouse Manager; and from December 1996 to April 1997, he acted as Purchasing Manager. Mr. Abbott brings 20 years of experience with two of the largest pharmaceutical wholesalers in the U.S., including Cardinal Health where he held titles of Purchasing, Operation and Distribution Manager. Mr. Abbott holds a B.S. degree in Business Administration from California State University, Sacramento, where he graduated in 1980.

      HORTENSE AMARANTE serves as Customer Service Manager for the Company. One of the most senior employees at the Company, Ms. Amarante has been with the Company since 1990 filling many roles, primarily in the accounting department. Prior to joining the Company, Ms. Amarante worked in the Accounting Department for First Select Visa for five years. Ms. Amarante was educated in Portugal and holds a Bachelors of Arts degree in Education. Ms. Amarante will be retiring effective April 6, 2007. She is currently training her replacement, a customer service sales representative who was promoted to fill the position.

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

      REESA SOKOLOFF was hired as our National Accounts Manager during June 2006. Ms. Sokoloff has over 11 years as a clinical dietitian and nutritional consultant. She has run her own private practice, co-authored a book on an all natural sweeteners and lectured to physicians, health care professionals and corporations on topics related to wellness and nutrition. She was also the East Coast Sales Rep for Allergy Research Group from 1998-1999. Additionally, Ms. Sokoloff has extensive sales and marketing experience and has been the lead consultant for the successful launch of several neutraceutical products for prestigious companies in our industry. Most recently, as Co-Founder and Director of Sales for The Sweet Life, Reesa was responsible for introducing Xylitol, an all natural sweetener, to retailers in the US, UK, Canada and Australia. Reesa received her Master of Science in Clinical Nutrition from New York University and her Bachelor of Science in Food and Business from the State University of New York Oneonta.

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

      ELISE ZURLO, CNC, has served as the Managing Editor for the Company newsletter FOCUS since 2000. Ms. Zurlo also produces and/or coordinates all of the Company's marketing materials. She has been with the Company since 1998, working closely with Dr. Levine on a variety of research, development, and writing projects. Ms. Zurlo had a successful private nutrition practice in San Rafael, California, for a number of years before joining the Company. She holds a Bachelor's of Fine Arts degree from New York University, and a Clinical Nutritionist Certification from the Institute for Educational Therapy, Cotati, California.

MEDICAL ADVISORY BOARD

      The Company has a Medical Advisory Board, currently consisting of the following members:

      DR. JEFFRY ANDERSON. Dr. Anderson is Medical Advisory Board co-chairman with Dr. Stephen Levine. Dr. Anderson also carries on a Marin County based medical practice. Dr. Anderson consults with Dr. Levine to develop state of the art designer supplements the Company is known for originating. Prior to his consulting work with the Company, Dr. Anderson was in private practice in Marin County for approximately 25 years. He has been working with Dr. Levine for approximately the past 15 years, at the same time acting as a consulting physician for other companies. He is best known for his ground-breaking work in the fields of Chronic Fatigue Syndrome and Fibromyalgia. Dr. Anderson was one of the first Bay Area Physicians to focus on the causes of Chronic Fatigue. His extensive work in immune system dysfunctions makes him the perfect choice to help head up the Company's Medical Advisory Board. Dr. Anderson received his M.D. from the Indiana University School of Medicine in 1969.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      To our knowledge, all reports that were required to be filed by our directors, officers or principal shareholders during 2006 under Section 16(a) of the Securities Exchange Act of 1934, were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

      The following table sets forth the remuneration to the Company's executive officers for the past three fiscal years: SUMMARY COMPENSATION TABLE

                                                       Long Term Compensation
                                                   ------------------------------
                             Annual Compensation           Awards         Payouts
                           ----------------------- ---------------------- -------
                                            Other              Securities
                                           Annual  Restricted    Under-           All Other
Name and                                   Compen-   Stock       lying     LTIP    Compen-
Principal                  Salary   Bonus  sation   Award(s)    Options   Payouts  sation
Position             Year  ($)(6)    ($)     ($)      ($)         (#)       ($)      ($)
-------------------- ----- ------- ------- ------- ---------- ----------- ------- ---------
Stephen              2004  324,477 125,000                                        25,422(1)
Levine, CEO          2005  309,616 100,000                                        20,422(2)
                     2006  309,616  90,000                                        20,422(2)

Manfred (Fred)       2004  120,923 120,000                                        12,231(3)
Salomon,             2005  115,385 100,000                                        10,500(3)
President            2006  115,385  90,000                                        10,500(3)

Susan Levine,        2004  195,517  50,000                                        18,580(4)
Secretary            2005  186,562  40,000                                        18,006(5)
                     2006  186,562  36,000                                        18,006(5)

      (1) Represents 401(k) matching funds of $16,000, long-term disability policy of $2,427 and a life insurance policy of $6,995.
      (2) Represents 401(k) matching funds of $11,000, long-term disability policy of $2,427 and a life insurance policy of $6,995.
      (3)  Represents 401(k) matching funds.
      (4) Represents 401(k) matching funds of $11,574, long-term disability of $2,251 and a life insurance policy of $4,755.

      (5) Represents 401(k) matching funds of $11,000, long-term disability policy of $2,251 and a life insurance policy of $4,755.
      (6) There has not been a salary increase for officers since 2003. The 2004 wages are higher than 2005 and 2006 due to our bi-weekly processing of payroll and the timing of payments.


      During the fiscal years ended December 31, 2006 and 2005, we did not grant any stock options to executive officers. Options granted in 2003 are included in the table below:

----------------  -------------  -------------  ----------------  -----------
Name              Number of      % of Total
                  Securities     Options/SAR's
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
                  Granted (#)    Fiscal Year    Price ($/Sh)      Date
----------------  -------------  -------------  ----------------  -----------

Manfred Salomon   98,250         26%            $.40 per share    05/12/2008
----------------  -------------  -------------  ----------------  -----------


The following table is intended to provide information as to the number of stock options exercised by each of the executive officers listed above, the value realized upon exercise of such options, and the number and value of any unexercised options still held by such individuals.

                                             Number of
                                             Securities      Value of
                                             Underlying      Unexercised In-the-
                                             Unexercised     Money
                                             Options/SARs    Options/SARs
                                             at FY-End (#)   at FY-End ($)

                Shares Acquired Value        Exercisable/    Exercisable/
Name            On Exercise (#) Realized ($) Unexercisable   Unexercisable
--------------- --------------- ------------ --------------- ------------------

Manfred Salomon               0            0        98,250/0       $84,495/0(1)

      (1) On May 12, 2003, the Company issued options to purchase 98,250 shares of Common Stock to Manfred Salomon under the Company's 1998 Incentive Stock Option Plan. These options can be exercised for $.40 per share and were fully vested on the grant date. The options expire on May 12, 2008.

REMUNERATION PAID TO DIRECTORS

      With the exception of compensation paid to officers, no remuneration was paid to the Company's directors during its fiscal year ended December 31, 2006; however, during 2007 we will compensate our independent director $1,500 per meeting attended.

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

      An option granted under the 1998 Incentive Stock Option Plan expires five
(5) years from the date of grant or, if earlier, on the date of the optionee's termination of employment or service, or no more than six (6) months of the optionee's death or disability. Options granted under the 1998 Incentive Stock Option Plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The Board of Directors has authority to grant options under the 1998 Incentive Stock Option Plan to non-officer employees (including outside directors) of the Company and consultants to the Company at an exercise price not lower than the fair market value of the Common Stock on the date of grant.

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

      RULE 401(k) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company will match 100 percent of an employee's contribution, limited to 5% of the employee's compensation. Total provisions with respect to these plans approximated $76,000 and $94,000, for the years ended December 31, 2006 and 2005, respectively. The decrease is due to a refund of 2005 matching which was applied to 2006 and reduced the amount the company had to pay.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2006 concerning the beneficial ownership of our common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

------------------------------------------------------------------------------
                   Name and Address of      Amount and Nature of    Percent of
Title of Class       Beneficial Owner       Beneficial Ownership   Class(1)(2)
------------------------------------------------------------------------------
$.001 par value    Stephen A. Levine, Ph.D.
common stock       2300 North Loop Road            10,113,250(4)        70%(3)
                   Alameda, CA 94502

$.001 par value    Susan D. Levine
common stock       2300 North Loop Road            10,113,250(4)        70%(3)
                   Alameda, CA 94502

$.001 par value    Manfred Salomon
common stock       2300 North Loop Road                99,750(5)        .7%
                   Alameda, CA  94502

$0.001 par value   Steven N. Bronson
common stock       100 Mill Plain Road                743,733(6)         5%
                   Danbury, CT  06811

$.001 par value    Officers and Directors
common stock       as a group                      10,114,750           70%


      (1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2006, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person or the group.
      (2) Percentages are based on 14,521,605 shares outstanding on March 15, 2007.
      (3) Represents shares held jointly with the Company's Secretary, Susan D. Levine, and Chief Executive Officer, Dr. Stephen A. Levine, as community property.
      (4) Includes 10,113,250 shares held jointly by our Chief Executive Officer, Dr. Stephen A. Levine, and our Secretary, Susan D. Levine.
      (5) Includes options to purchase 98,250 shares of common stock at an exercise price of $.40 per share which are fully vested.
      (6) Based on information reported by Mr. Bronson on Schedule 13D on January 4, 2006. We have not been informed of any changes to Mr. Bronson's holdings since that date.

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

      In 2005, we reimbursed AriBen Corporation for some of the tenant improvements that were built out to our specifications in the amount of $350,000. We believe that the new facilities provide a more geographically beneficial location, closer to our existing and potential workforce, and the facilities can accommodate internal manufacturing, greater quality control and expansion better than our prior facilities.

      During 2005, all officer loans including accrued interest were repaid by Stephen and Susan Levine.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

ITEM                                                                    EXH NO.
----                                                                    --------

Registrant's Articles of Incorporation*                                     3.1
Registrant's Articles of Amendment to Articles of Incorporation dated
  January 15, 1998*                                                         3.2
Registrant's Bylaws*                                                        3.3
Form of Common Stock Certificate*                                           4.1
Form of Non-Qualified Stock Option*                                         4.2
Form of Incentive Stock Option*                                             4.3
Form of Common Stock Purchase Warrant*                                      4.4
1998 Stock Option Plan*                                                     4.5
License Agreement between Registrant and Jim Cassidy dated March 21, 2000*  10.1
Option Agreement between Registrant, Dr. Ba Hoang and PhytoPharm PLC*#      10.2
Code of Business Conduct and Ethics**                                       10.3
Lease between Registrant and AriBen Corporation dated January 4, 2005***    10.4
Subsidiaries of the Registrant                                              21
Consent of Independent Auditor                                              23.1
Certificate of Stephen A. Levine required by Rule 13a-14(a) or Rule
  15d-14(a) of the Securities Exchange Act of 1934, as adopted
  pursuant to Section 302 of Sarbanes-Oxley Act of 2002                     31
Certificate of Stephen A. Levine pursuant to 18 U.S.C. Section 1350,
  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002      32
Haight-Ashbury Free Medical Clinic Design Research Survey*                  99.1

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

      None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Auditors

      The firm of Clancy and Co., P.L.L.C. served as the Company's independent public accountants for the years ended December 31, 2006 and 2005. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accountants.

      Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

      The aggregate fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2006 and 2005 was $52,000 and $44,700, respectively.

Audit-Related Fees

      None.

Tax Fees

      The aggregate fees billed for tax compliance rendered by our independent auditors for the both years ended December 31, 2006 and 2005 was $6,000.

All Other Fees

      None.

Audit Committee Pre-Approval Policies and Procedures

      The Company does not currently have an Audit Committee. The Company's current policy is that the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2006 and 2005. Our independent auditors did not provide us with any non-audit services during the periods indicated above.

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm.....................F2

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

Notes to Consolidated Financial Statements ..................................F7


                                       F1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALLERGY RESEARCH GROUP, INC.

We have audited the accompanying consolidated balance sheet of Allergy Research Group, Inc., a Florida Corporation, and Subsidiary (the "Company") as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the two preceding years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of their operations and their cash flows for the periods indicated above, in conformity with generally accepted accounting principles in the United States of America.



Clancy and Co., P.L.L.C.
Scottsdale, Arizona

March 13, 2007

                                       F2

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

ASSETS
------
Current assets
   Cash and cash equivalents                                        $ 3,159,403
   Accounts receivable, net of allowance for
       doubtful accounts of $45,000                                     818,738
   Inventories (Note 3)                                               3,077,124
   Prepaid income taxes (Note 10)                                        90,923
   Prepaid expenses and other current assets                            204,342
                                                                    -----------
Total current assets                                                  7,350,530
                                                                    -----------

Property and equipment, net of accumulated depreciation
     of $1,163,646 (Note 4)                                             504,050
                                                                    -----------

Intangible assets, net of amortization of $29,753 (Note 5)               13,180
                                                                    -----------

TOTAL ASSETS                                                        $ 7,867,760
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                                 $   148,805
   Accrued expenses (Note 6)                                            236,907
   Income taxes payable (Note 10)                                        11,958
   Deferred tax liability (Note 10)                                      40,387
                                                                    -----------
Total current liabilities                                               438,057
                                                                    -----------

Commitments and Contingencies (Note 11)

Stockholders' equity
Preferred stock:  $0.25 par value, authorized: 1,000,000
     issued and outstanding:  None                                         None
Common stock: $0.001 par value, authorized shares: 100,000,000;
     issued: 15,105,355, outstanding: 14,521,605                         15,105
Additional paid-in capital                                            1,150,641
Retained earnings                                                     6,542,494
Less:  treasury stock, at cost (583,750 shares)                        (278,537)
                                                                    -----------
Total stockholders' equity                                            7,429,703
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,867,760
                                                                    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F3

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECMEBER 31, 2006 AND 2005

                                                         2006           2005
                                                      -----------    -----------

Net sales                                             $16,273,465    $15,911,221
Costs of sales                                         10,193,737      9,645,293
                                                      -----------    -----------
Gross margin                                            6,079,728      6,265,928
                                                      -----------    -----------

Operating expenses
   Selling, general and administrative                  4,193,887      4,160,007
   Research and development                               257,691        304,516
                                                      -----------    -----------
Total operating expenses                                4,451,578      4,464,523
                                                      -----------    -----------

Earnings from operations                                1,628,150      1,801,405
                                                      -----------    -----------

Other income (expense)
   Interest income                                        134,024         64,317
   Interest expense                                            --             --
                                                      -----------    -----------
Total other income (expense)                              134,024         64,317
                                                      -----------    -----------

Earnings before income taxes                            1,762,174      1,865,722

Provision for income taxes (Note 10)                      666,198        656,853
                                                      -----------    -----------

Net earnings available to common stockholders         $ 1,095,976    $ 1,208,869
                                                      ===========    ===========

Basic earnings per share                              $      0.08    $      0.08
                                                      ===========    ===========

Diluted earnings per share                            $      0.07    $      0.08
                                                      ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F4

                                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                             COMMON       COMMON     ADDITIONAL
                              PREFERRED       STOCK       STOCK       PAID-IN      RETAINED     TREASURY
                                STOCK        SHARES       AMOUNT      CAPITAL      EARNINGS       STOCK        TOTAL
                              -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004            --   15,105,355   $   15,105   $1,149,705   $4,237,649   $ (279,601)   $5,122,858
Exercise of employee stock
     options [5,000 shares]           --           --           --          936           --        1,064         2,000
Net earnings                          --           --           --           --    1,208,869           --     1,208,869
                              -----------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2005            --   15,105,355       15,105    1,150,641    5,446,518     (278,537)    6,333,727
Net earnings                          --           --           --           --    1,095,976           --     1,095,976
                              -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006            --   15,105,355   $   15,105   $1,150,641   $6,542,494   $(278,537)    $7,429,703
                              =========================================================================================


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                       F5

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                            2006            2005
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net earnings                                             $ 1,095,976    $ 1,208,869
                                                         -----------    -----------
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation                                             72,308         93,425
     Gain on Disposal of fixed assets                             --         (4,650)
     Change in deferred taxes                                 21,683         18,704
Changes in assets and liabilities
     (Increase) decrease in accounts receivable              136,205       (196,875)
     (Increase) decrease in inventories                     (503,512)       (23,297)
     (Increase) decrease in prepaid expenses and other
          current assets                                     (18,593)       (17,539)
     Increase (decrease) in accounts payable                (125,837)       (65,573)
     Increase (decrease) in accrued liabilities               29,084        (99,877)
     Increase (decrease) in income taxes payable             (22,762)       (70,698)
                                                         -----------    -----------
Net cash flows provided by operating activities              685,010        842,489
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Acquisition of property and equipment                   (13,431)      (543,971)
     Proceeds from sale of property and equipment                 --         12,850
     Repayments from officers                                     --         28,818
                                                         -----------    -----------
Net cash flows used in investing activities                  (13,431)      (502,303)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Exercise of employee stock options                           --          2,000
                                                         -----------    -----------
Net cash flows provided by financing activities                   --          2,000
                                                         -----------    -----------

Increase in cash and cash equivalents                        671,579        342,186
Cash and cash equivalents, beginning of year               2,487,824      2,145,638
                                                         -----------    -----------
Cash and cash equivalents, end of year                   $ 3,159,403    $ 2,487,824
                                                         ===========    ===========

CASH PAID FOR:
     Interest                                            $        --    $        --
                                                         ===========    ===========

     Income taxes                                        $   650,549    $   754,182
                                                         ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       F6

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

The Company sells its products directly to consumers and to medical, professional and retailers, and through distributors who sell products to professionals and retailers. The Company develops, contract manufactures, markets and sells its own brand of products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels, and distributes third-party products under these brands representing approximately 20% of its total products. The Company offers a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. The Company's products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. The Company's liquid and powder products are packaged by outside vendors and manufacturers. The Company is expanding its research on nutraceuticals and continues to add new products to its existing product line.

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

BUSINESS SEGMENT INFORMATION - The Company operates in one industry segment: developing, marketing and distributing natural nutritional supplements. The Company's sales are primarily to distributors (50%) and to health care professionals and health food stores (38%) throughout the United States. The Company has one customer that accounts for approximately 11% (2005: 12%) of its sales, or $1,848,000 (2005: $1,831,000) in sales dollars.

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

(b) Sales and Accounts Receivable - The Company has one customer that accounted for approximately 11% of sales in 2006 (2005: 12%) and two customers (2005: three customers) that individually accounted for more than 10% of total accounts receivable at December 31, 2006.

(c) Purchases - The Company purchases raw materials and uses outside vendors for the manufacture of products. The Company has two vendors (2005 three vendors) that individually accounted for more than 10% of total vendor purchases, representing approximately 42% (2005: 32%) of the Company's manufacturers and suppliers of raw materials.

(d) Product - The Company has one product in 2005 and none in 2006 that individually accounts for more than 10% of its sales dollars.

(e) Geographic Information - During the years ended December 31, 2006 and 2005, the Company recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. Approximately 90% of the sales are within the United States. All company identifiable assets are located in the United States.

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

REVENUE RECOGNITION - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses. Revenues are presented net of returns and allowances. Sales returns, discounts and allowances for 2006 and 2005 were $1,514,533 and $1,441,122, respectively.

                                       F8

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

COST RECOGNITION - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred. Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs totaled $257,691 for 2006 (2005: $304,516).

ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled $62,745 in 2006 (2005: $79,586).

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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31:

                                                          2006          2005
                                                       -----------   -----------
Numerator: net earnings                                $ 1,095,976   $ 1,208,869

Denominator:
  Weighted-average shares used to compute basic EPS     14,521,605    14,516,824
  Dilutive potential common shares                         178,795       188,638
                                                       -----------   -----------
  Weighted-average shares used to compute diluted EPS   14,700,400    14,705,462

Basic net earnings per share:                          $      0.08   $      0.08
                                                       ===========   ===========

Diluted net earnings per share:                        $      0.07   $      0.08
                                                       ===========   ===========

STOCK-BASED COMPENSATION - The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of


                                       F9
grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company's financial position, results of operations or cash flows as the Company's previous stock-based compensation awards were fully vested as of January 1, 2006, and there have been no grants during the current year. See Note 9 for a description of the Company's stock option plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS - During 2006, the Financial Accounting Standards Board ("FASB") issued the following recent accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006 and is not expected to have any significant impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007 The Company does not expect the new standard to have any material impact on its financial statements.

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


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

FACILITY LEASE AGREEMENT - On January 4, 2005, the Company entered into a lease for real property located at 2300 North Loop Road, Alameda, California from AriBen Corporation, a California corporation that is wholly-owned by the Company's Chief Executive Officer and Chief Financial Officer, Stephen Levine, and its Secretary, Susan Levine (the "Landlord"). The leased premises consist of approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods


                                      F10
of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. (See Note 11)


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:

Raw materials                                                       $ 1,993,200
Finished goods                                                        1,002,162
Supplies                                                                131,762
Reserve for obsolescence                                                (50,000)
                                                                    -----------
Total                                                               $ 3,077,124
                                                                    ===========


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:

Machinery and equipment                                               $  736,244
Office equipment                                                         211,501
Furniture and fixtures                                                   152,662
Computer equipment                                                        87,323
Computer software                                                         77,064
Leasehold improvements                                                   402,902
                                                                      ----------
Total                                                                  1,667,696
Less accumulated depreciation                                          1,163,646
                                                                      ----------
Net book value                                                        $  504,050
                                                                      ==========

Depreciation expense charged to operations for 2006 was $72,308 (2005: $93,425).


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
                                                                         -------
                                                                         $13,180
                                                                         =======

No amortization expense was charged to operations for either of the periods presented.

                                      F11

NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following:

Accrued expenses                                                         157,928
Accrued vacation                                                          46,000
Accrued payroll                                                           26,849
Accrued sales tax                                                          6,130
                                                                        --------
                                                                        $236,907
                                                                        ========


NOTE 7 - RETIREMENT PLAN
------------------------

The Company has a 401(k) Retirement Plan and eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company matches 100% of an employee's contribution, limited to 5% of the employee's compensation. Total contributions by the Company with respect to these plans for 2006 approximated $76,000 (2005: $94,000). The decrease is due to a refund of 2005 matching which was applied to 2006 and reduced the amount the company had to pay.


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

                                      F12

The following is a summary of stock option transactions:

                                                                   WEIGHTED-
                                                 SHARES UNDER       AVERAGE
                                                    OPTION       EXERCISE PRICE
                                                 ------------    --------------
OUTSTANDING AT 12/31/04                               338,750              0.40
Exercised                                              (5,000)            (0.40)
Forfeited                                                  --                --
Granted                                                    --                --
                                                 ------------    --------------
OUTSTANDING AT 12/31/05                               333,750    $         0.40
Exercised                                                  --                --
Forfeited                                                  --                --
Granted                                                    --                --
                                                 ------------    --------------
OUTSTANDING AT 12/31/06                               333,750    $         0.40
                                                 ============    ==============

Options outstanding and exercisable at December 31, 2006 were 333,750 exercisable at $0.40 per share. The weighted-average exercise price of options outstanding and exercisable at December 31, 2006 was $0.40 per share and the weighted-average remaining contractual life was 1.4 years.

NOTE 10 - INCOME TAXES
----------------------

THE COMPONENTS OF PROVISION FOR INCOME TAXES ARE AS FOLLOWS:

                                                          2006           2005
                                                        ---------     ---------

U.S. federal income tax - based on income                 486,650       559,222
State taxes - based on income                             157,865        78,927
Change in deferred taxes - federal                         17,641        25,263
Change in deferred taxes - state                            4,042        (6,559)
                                                        ---------     ---------
                                                        $ 666,198     $ 656,853
                                                        =========     =========

A RECONCILIATION OF INCOME TAX AT THE STATUTORY RATE TO THE COMPANY'S EFFECTIVE RATE FOLLOWS:

                                                               2006       2005
                                                             ---------   ------

Statutory U.S. federal income tax rate                           34.0%    34.0%
State income taxes, net of related federal income tax benefit     9.0%     4.2%
Other                                                            (5.2)%   (3.0)%
Changes in the valuation allowance                               --       --
                                                             ---------   ------
Income tax expense - effective rate                              37.8%    35.2%
                                                             =========   ======
PREPAID INCOME TAXES CONSIST OF THE FOLLOWING:

U.S. federal income taxes                                    $  72,590
California state taxes                                          18,333
                                                             ---------
                                                             $  90,923
                                                             =========


                                      F13

INCOME TAXES CURRENTLY PAYABLE CONSIST OF THE FOLLOWING:

U.S. federal income taxes - based on income                              $    --
NY state taxes - based on income                                          11,958
                                                                         -------
                                                                         $11,958
                                                                         =======


THE INCOME TAX EFFECT OF TEMPORARY DIFFERENCES COMPRISING THE DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES ON THE ACCOMPANYING CONSOLIDATED BALANCE SHEET IS A RESULT OF THE FOLLOWING:

                                                         2006            2005
                                                       --------        --------
DEFERRED TAX ASSETS:
--------------------
Net operating loss carryforwards                       $     --        $ 22,500
Valuation allowance                                          --         (22,500)
                                                       --------        --------
Net deferred tax asset                                       --              --


DEFERRED TAX LIABILITIES:
-------------------------
Depreciation                                             40,387          18,704
                                                       --------        --------

Net deferred tax liability                             $ 40,387        $ 18,704
                                                       ========        ========

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The valuation allowance for 2005 was $22,500, representing the effect of state net operating loss carryforwards at the parent company level that does not generate income. Accordingly, the Company fully reserved against its deferred tax asset, since it did not believe realization was likely. The Company has fully utilized all of its federal and state net operating loss carryforwards as of December 31, 2006.


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASES, FACILITY MOVE AND RELATED OBLIGATIONS

During February 2005, the Company moved to a new main administrative office and warehouse located in Alameda, California, and entered into a non-cancelable operating lease with AriBen Corporation, a related party, (the "Landlord"). (See
Note 2) In connection with the move, the Company was responsible for reimbursing the Landlord for tenant improvements on the property, which was built out to the Company's specifications. The improvements were completed in February 2005 and $350,000 was paid to the Landlord. Rent expense charged to operations during the 2006 was $288,000 (2005: $294,000).

Future minimum rental commitments under non-cancelable leases for the next five years are $288,000 per year.

LINE OF CREDIT

The Company has a Merrill Lynch Working Capital Management Account ("WCMA"), which provides for a line of credit up to $1,500,000 with interest due monthly at the variable interest rate of 2.75% plus the One-Month London Interbank Offered Rate ("LIBOR"), the total of which equaled 8.07% on December 31, 2006. The line of credit is secured by substantially all of the assets of the Company and is personally guaranteed by the CEO of the Company (the personal guarantee was dropped on February 1, 2007). The line of credit expires on November 30, 2007.

                                      F14

The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate. The entire line of credit was available for use as of the date of issuance of these financial statements.

PURCHASE OBLIGATIONS

As of December 31, 2006, the Company had inventory purchase obligations approximating $1,846,000, which were incurred as part of the normal course of business.

LAWSUIT

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


                                           ALLERGY RESEARCH GROUP, INC.



Date: March 29, 2007                       By: /s/ Stephen A. Levine
                                               ---------------------------------
                                           Stephen A. Levine, Ph.D., CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: March 29, 2007                       By: /s/ Stephen A. Levine
                                               ---------------------------------
                                           Stephen A. Levine, Ph.D., CEO, CFO
                                           and Director



Date: March 29, 2007                       By: /s/ Susan D. Levine
                                               ---------------------------------
                                           Susan D. Levine, Director


Date: March 29, 2007                       By: /s/ Ed Kane
                                               ---------------------------------
                                           Ed Kane, Director