Form 10QSB
period 2007-03-31
ALLERGY RESEARCH GROUP INC
filed 2007-05-15
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,561,605 shares of Issuer's voting common stock were outstanding on May 8, 2007.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                 MARCH 31, 2007
================================================================================


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

                Consolidated Balance Sheets................................... 3

                Consolidated Income Statements................................ 4

                Consolidated Statements of Cash Flows......................... 5

                Notes to Condensed Consolidated Financial Statements.......... 6

     ITEM 2. Management's Discussion and Analysis.............................10

     ITEM 3. Controls and Procedures..........................................18

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

                                 ALLERGY RESEARCH GROUP, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                      2007          2006
                                                                  (Unaudited)     (Audited)
                                                                  ---------------------------
ASSETS
------
Current Assets
 Cash and Cash Equivalents                                          $3,832,697    $3,159,403
 Accounts Receivable                                                 1,008,436       818,738
 Inventories (Note 4)                                                2,765,120     3,077,124
 Prepaid Income Taxes                                                        -        90,923
 Prepaid Expenses and Other Current Assets                             328,813       204,342
                                                                  ---------------------------
Total Current Assets                                                 7,935,066     7,350,530
                                                                  ---------------------------

Property and Equipment, Net                                            521,774       504,050
                                                                  ---------------------------

 Intangible Assets, Net                                                 13,180        13,180
                                                                  ---------------------------

Total Assets                                                        $8,470,020    $7,867,760
                                                                  ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable                                                     $237,104      $148,805
 Accrued Expenses (Note 5)                                             370,791       236,907
 Deferred Tax Liability                                                 38,378        40,387
 Income Taxes Payable                                                  112,135        11,958
                                                                  ---------------------------
Total Current Liabilities                                              758,408       438,057
                                                                  ---------------------------

Commitments and Contingencies (Note  6)

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000
    Shares, Issued and Outstanding: None                                  None          None
 Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
   Issued: 15,105,355, Outstanding: 14,521,605                          15,105        15,105
 Additional Paid In Capital                                          1,150,641     1,150,641
 Retained Earnings                                                   6,824,403     6,542,494
 Less: Treasury Stock, at cost (583,750 shares)                      (278,537)     (278,537)
                                                                  ---------------------------
Total Stockholders' Equity                                           7,711,612     7,429,703
                                                                  ---------------------------
Total Liabilities and Stockholders' Equity                          $8,470,020    $7,867,760
                                                                  ===========================

See Notes to Condensed Consolidated Financial Statements.




                          ALLERGY RESEARCH GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                             2007            2006
                                                             ----            ----

Revenues                                                  $4,086,717      $4,265,527
Cost of Sales                                              2,505,786       2,630,510
                                                          ----------      ----------
Gross Profit                                               1,580,931       1,635,017
                                                          ----------      ----------

Operating Expenses
      Selling, General and Administrative                  1,084,309       1,039,223
      Research and Development                                65,980          72,774
                                                          ----------      ----------
Operating Expenses                                         1,150,289       1,111,997
                                                          ----------      ----------

Earnings from Operations                                     430,642         523,020
                                                          ----------      ----------

Other Income
      Interest Income                                         40,357          26,213
                                                          ----------      ----------

Net Earnings Before Tax                                      470,999         549,233

Provision for Income Taxes                                   189,091         223,550
                                                          ----------      ----------

Net Earnings Available to Common Stockholders             $  281,908      $  325,683
                                                          ==========      ==========

Basic and Diluted Earnings Per Common Share (Note 3)      $     0.02      $     0.02
                                                          ==========      ==========





See Notes to Condensed Consolidated Financial Statements.




                                              ALLERGY RESEARCH GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                   2007               2006
Cash Flows From Operating Activities
       Net Earnings                                                                            $   281,908       $   325,683
                                                                                               -----------       -----------
       Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
           Depreciation                                                                             16,979            17,843
           Change in Deferred Taxes                                                                 (2,009)            4,850
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                                             (189,698)         (231,519)
           (Increase) Decrease in Inventory                                                        312,004          (177,537)
           (Increase) Decrease in Prepaid Expenses and Other Current Assets                        (33,548)          (98,082)
           Increase (Decrease) in Accounts Payable and Accrued Expenses                            222,183           243,676
           Increase (Decrease) in Income Taxes Payable                                             100,177           135,938
                                                                                               -----------       -----------
Net Cash Flows Provided By Operating Activities                                                    707,996           220,852
                                                                                               -----------       -----------
Cash Flows From Investing Activities

       Acquisition of Property and Equipment                                                       (34,702)               --
                                                                                               -----------       -----------
Net Cash Flows Used In Investing Activities                                                        (34,702)               --
                                                                                               -----------       -----------

Cash Flows From Financing Activities                                                                    --                --

Increase in Cash and Cash Equivalents                                                              673,294           220,852

Cash and Cash Equivalents, Beginning of Period                                                   3,159,403         2,487,824
                                                                                               -----------       -----------
Cash and Cash Equivalents, End of Period                                                       $ 3,832,697       $ 2,708,676
                                                                                               ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


Note 1 - Basis of Presentation
------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on March 29, 2007.

         The consolidated financial statements include the accounts of Allergy Research Group, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.


Note 2 - Recent Accounting Pronouncements
-----------------------------------------

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate SFAS No. 159 will have a material impact on its results of operations and financial condition.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.


Note 3 - Earnings Per Share
---------------------------

         Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.

          The computation of basic and diluted earnings per share is as follows:


                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                                3/31/07           3/31/06
                                                                -------           -------
Numerator-Net Earnings Available to Common Stockholders      $    281,908       $    325,683
                                                             ============       ============
Denominator:
Weighted average shares used in computing basic EPS            14,521,605         14,521,605
Net effect of dilutive common shares                              172,922            184,383
                                                             ------------       ------------
Weighted average shares used in computing diluted EPS          14,694,527         14,705,988

Basic Earnings Per Share                                     $       0.02       $       0.02
                                                             ============       ============

Diluted Earnings Per Share                                   $       0.02       $       0.02
                                                             ============       ============

Note 4 - Inventories
--------------------

         Inventories consist of the following:
                                                            March 31, 2007    December 31, 2006
                                                            --------------    -----------------
         Raw materials                                       $  1,703,370       $  1,993,200
         Finished goods                                           999,116          1,002,162
         Supplies                                                 112,634            131,762
         Reserve for obsolescence                                 (50,000)           (50,000)
                                                             ------------       ------------
         Total                                               $  2,765,120       $  3,077,124
                                                             ============       ============

Note 5 - Accrued Expenses
-------------------------

         Accrued expenses consist of the following:
                                                            March 31, 2007    December 31, 2006
                                                            --------------    -----------------
         Operating expenses                                       151,355            157,928
         Vacation and bonus                                       145,000             46,000
         Payroll                                                   67,745             26,849
         Sales tax                                                  6,691              6,130
                                                             ------------       ------------
                                                             $    370,791       $    236,907
                                                             ============       ============

Note 6 - Commitments and Contingencies
--------------------------------------

     Line of Credit

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at March 31, 2007 was 8.07%. The note is secured by substantially all of the assets of the Company. The WCMA immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA pays interest on deposits at Merrill Lynch's money market rate, which as of March 31, 2007 was 4.63%. The entire line was available for use as of March 31, 2007.

     Purchase Obligations

         As of March 31, 2007, the Company had inventory purchase obligations and a two-year distribution agreement with a vendor for the exclusive distribution of their product approximating $2,066,000, which were incurred as part of the normal course of business.

     Operating Lease (A Related Party Transaction)

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO and collectively, as husband and wife, the majority stockholders of the Company, respectively, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. Rent expense charged to operations during the first quarter of 2007 was $72,000 (2006: $72,000). Future minimum rental commitments under non-cancelable leases for the next five years are $288,000 per year.

     Asserted and Unasserted Claims

         From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however; we cannot provide assurance that damages resulting in a material adverse effect on our financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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


Note 7 - Concentration of Credit Risk
-------------------------------------

         The Company is subject to a wide variety of risks in the ordinary course of its business as follows:

                  SALES. Approximately 13% of the Company's total sales in 2007 and 11% in 2006 were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the three months ended March 31, 2007, the Company had a concentration of approximately 66% of manufacturing with four separate vendors, who individually account for more than ten percent of our purchases. For the three months ended March 31, 2006, the Company had a concentration of approximately 29% of manufacturing with two separate vendors, who individually accounted for more than ten percent of our purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs or a change in the quality of the Company's products.

                  PRODUCT. None of the Company's products in 2007 accounted for more than 10% of its sales dollars. In 2006, one of the Company's products was in excess of 10% of its sales dollars.


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

         Options outstanding and exercisable at March 31, 2007 were 333,750 exercisable at $0.40 per share with an aggregate intrinsic value of $143,513. The weighted-average exercise price of options outstanding and exercisable at March 31, 2007 was $0.40 per share and the weighted-average remaining contractual life was 1.1 years. The options vested upon issue on May 12, 2003 and expire five years after said date. There were no options granted or exercised during any of the periods presented or compensation expense recognized. When options are exercised the Company issues treasury shares of which there are 583,750 on hand.

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

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three-month period ended March 31, 2007 compared to the same period in 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2007, including related party transactions.

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

Other key factors that affect our operating results are as follows:

     o    Overall customer demand for our various products.
     o    Volume of products ordered.
     o    Mix of products purchased by our customers.
     o    Prices at which we sell our products.
     o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
     o    Our ability to match operating costs to shifting volume levels.
     o Increases in the cost of raw materials and other supplies, which may impact pricing and our ability to compete or result in lower profit margins if prices are not raised on related products.
     o    The impact of competitive products.
     o    Adequacy and availability of insurance coverage.
     o    Our inability to gain and/or hold market share.
     o Exposure to and expense of resolving and defending product liability claims and other litigation.
     o    Consumer acceptance of our products.
     o    Managing and maintaining growth.
     o Market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability and changes in applicable laws and government regulation.
     o The success of product development and new product introductions into the marketplace.
     o    Slow or negative growth in the nutritional supplement industry.
     o    The departure of key members of management.
     o    Our ability to efficiently manufacture our products.
     o    Unexpected customer bankruptcy.
     o The implementation of SFAS 123R in relation to accounting for future stock-based compensation.
     o    Limitations on future financing.
     o Increases in the cost of borrowings and unavailability of debt or equity capital.

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our shares are traded on the Over-The-Counter Bulletin Board. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts, retail stores, and consumers directly. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. We also distribute certain third-party manufactured products under our labels. These products account for approximately 20% of all products offered by the Company. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

FUTURE OPERATIONS. The success of our future operations will depend to a great extent on the operations, financial condition, and management of the Company. We intend to expand our position in the vitamin and nutritional supplements markets. Specifically, our strategy continues to be to: (i) develop new brands and product line extensions, as well as new products, through our commitment to research and development; (ii) continue the growth of our balanced distribution network; (iii) build our execution skills through new operations processes and decision support systems; (iv) achieve cost superiority through formal productivity benchmarking and continuous improvement programs; and (v) continue to improve upon our comprehensive e-commerce plan, which includes a user-friendly and marketing-driven website that has the ability to accommodate wholesale orders. We believe that our history and reputation in the field, multiple distribution channels, broad portfolio of products and packaging and distribution capabilities position us to be a long-term competitor in the vitamin and nutritional supplements industries.

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


             PERIOD ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006
             ------------------------------------------------------

RESULTS OF OPERATIONS

The following table summarizes certain aspects of our results of operations:

                                               2007             2006            $ CHANGE         % CHANGE
                                           -------------    -------------     --------------  --------------
Net sales                                   $ 4,086,717       $4,265,527        ($178,810)             (4%)
Cost of sales                                 2,505,786        2,630,510        ($124,724)             (5%)
Gross margin                                  1,580,931        1,635,017         ($54,086)             (3%)
   As a percentage of sales                         39%              38%                -               1%
General and administrative expense            1,084,309        1,039,223           45,086               4%
Research and development expense                 65,980           72,774           (6,794)             (9%)
Interest income                                  40,357           26,213           14,144              54%
Provision for income taxes                      189,091          223,550           34,459              15%
Net earnings                                    281,908          325,683           43,775             (13%)

REVENUES. Our revenues have decreased 4% during the first quarter of 2007 resulting from decreased sales to our distributors and retail customers. Sales to professional accounts also decreased but to a lesser degree. The decrease in sales is affected by the ordering patterns of our customers, as evidenced by an 8% increase in orders placed during April 2007 when compared to 2006. We cannot predict yet what the effect of those increased orders will be on our overall financial results for the second quarter, as orders may continue to fluctuate throughout the period. We are currently attempting to increase sales through the efforts of our National Accounts Manager, attendance at trade shows and market specific mailings. We expect to continue to benefit from increased consumer awareness of the importance of nutritional supplements in one's diet. We are planning additional promotional activities with selected major accounts in 2007, featuring selected new products.

COSTS OF SALES. Cost of sales decreased as a direct result of a decrease in sales. We continue to make a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been relatively consistent and we expect this trend to continue for the foreseeable future. Gross profit margins increased approximately 1% for the period over period comparison primarily as a result of increased prices on 50 items during February 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 4% due to an increase in payroll expense associated with the addition of a National Accounts Manager, increased attendance at trade shows, and sales promotions utilizing samples. These increases in expenditures were partially offset by the repayment of a bad debt written off in a prior year. We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Although research and development expenses decreased during the first quarter of 2007 versus the comparative prior period, we anticipate that research and development expense will continue to increase over the long term as a result of the growth of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our position within the nutritional and supplement market.

INTEREST INCOME. Due to our increased cash balance and because we placed excess cash in short-term certificates of deposits, interest income increased by approximately $14,000 during the first quarter 2007 compared to the first quarter 2006.

PROVISION FOR INCOME TAXES. Provision for income taxes represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. Net earnings decreased 13% due to decreased sales compounded by increased operating expenses.

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

As of March 31, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as discussed below, have existed which will have an effect on our liquidity.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the three-month period ended March 31, 2007, our working capital increased by approximately $264,185 to $7,176,658, compared to a working capital at December 31, 2006 of $6,912,473. Current assets mainly consist of approximately $3.83 million in cash, $1.01 million in accounts receivable, and $2.77 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund our capital and liquidity needs for the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


Cash Flows

OPERATING ACTIVITIES. Net cash flows provided by operating activities were $707,996 and $220,852 for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by operating activities for both periods primarily reflects net earnings and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2007 was primarily a result of (i) a decrease in inventory of $312,004 due to the utilization of inventory purchased ahead to take advantage of favorably priced purchases and because a concerted effort has been made to increase inventory turns, (ii) an increase in accounts payable, accrued expenses, and income taxes payable totaling $322,360 because accrued bonuses had been paid by year-end 2006 and the overall timing of payments was varied on accounts payable and income tax expense. The net cash generated by the change in these accounts was offset by an increase in accounts receivable of $189,698, due to a slow down in collections. Cash generated by operating activities for 2006 is explained by (i) an increase in accounts receivable of $231,519 due to increased sales and a few accounts that are not paying as quickly as they had in previous quarters, and (ii) an increase in inventory levels of $177,537 due to rising prices and a modest increase in new products available for sale. Increases in these asset accounts were offset primarily by an increase in accounts payable, accrued expenses, and income taxes payable of $379,614 because accrued bonuses had been paid by year-end 2005, increased purchases of inventory, and an increase in income taxes based on taxable earnings without the offset of any net operating loss carryforwards, which were mostly utilized during 2005.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the three months ended March 31, 2007 was $34,702 and resulted from payments for a new label printer and a new server. There were no cash flows from investing activities in 2006.

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

         SALES. Approximately 13% of our total sales in 2007 and 11% in 2006 were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the three months ended March 31, 2007, we had a concentration of approximately 66% of our manufacturing with four separate vendors who individually account for more than ten percent of our purchases. For the three months ended March 31, 2006, the Company had a concentration of approximately 29% of manufacturing with two separate vendors, who individually accounted for more than ten percent of our purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or decided not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

         PRODUCT. None of our products in 2007 and one product in 2006 individually accounted for more than ten percent of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

------------------------------ ----------------------------------------------------------------------------------

                                                              Payments Due by Period
------------------------------ ----------------------------------------------------------------------------------
                                                     Less
Contractual                                          Than 1               1-3             4 - 5        After 5
Obligations                         Total             Year               Years            Years         Years
------------------------------ --------------- ------------------ ------------------ -------------- -------------
Line of Credit (1)                          -                  -                  -              -             -
------------------------------ --------------- ------------------ ------------------ -------------- -------------

Operating Leases (2)               $2,268,000           $288,000           $864,000       $576,000      $540,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------

Purchase Obligations (3)           $2,065,705          1,858,705            207,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------
Total Cash Contractual
Obligations                        $4,333,705         $2,146,705         $1,071,000       $576,000      $540,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------

     (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the three months ended March 31, 2007 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of March 31, 2007, the interest rate on the line of credit was 8.07% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position.

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

LIQUIDITY RESOURCES. We have approximately $3.83 million in cash and cash equivalents as of March 31, 2007, which, based on operating cash flow remaining constant, we believe to be sufficient to satisfy our cash requirements over the next twelve months. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

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

INVENTORY

Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. In the event we were unable to sell our products, the demand for our products diminished, other competitors offered similar or better products, and/or the product life cycles deteriorated causing quality issues, we would be forced to record an adjustment to inventory for impairment or obsolescence to reflect inventory at net realizable value. The effect of this entry would be a charge to earnings, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on our forecasted demand for our products, there is a possibility of this occurrence.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                                   ALLERGY RESEARCH GROUP, INC.
                                                   Registrant



Dated:  May 15, 2007
                                                   By:/s/ Stephen A. Levine
                                                      --------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer