Form 10QSB
period 2007-06-30
ALLERGY RESEARCH GROUP INC
filed 2007-08-14
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to __________________
Commission File Number  0-27227.
                       ---------

                          ALLERGY RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  Florida                                 13-3940486
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,463,805 shares of Issuer's voting common stock were outstanding on August 7, 2007.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                  JUNE 30, 2007
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                               PAGE

  ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

             Consolidated Balance Sheets..................................... 3

             Consolidated Income Statements.................................. 4

             Consolidated Statements of Cash Flows........................... 5

             Notes to Condensed Consolidated Financial Statements............ 6

  ITEM 2. Management's Discussion and Analysis...............................10

  ITEM 3. Controls and Procedures............................................18

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings..................................................18
  ITEM 2. Changes in Securities and Use of Proceeds..........................18
  ITEM 3. Defaults Upon Senior Securities....................................18
  ITEM 4. Submission of Matters to a Vote of Security Holders................18
  ITEM 5. Other Information..................................................18
  ITEM 6. Exhibits...........................................................18

  SIGNATURE..................................................................19

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

                                           ALLERGY RESEARCH GROUP, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,      December 31,
                                                                                          2007            2006
                                                                                       (Unaudited)     (Audited)
                                                                                       -----------    -----------
ASSETS
Current Assets
 Cash and Cash Equivalents                                                             $ 4,186,754    $ 3,159,403
 Accounts Receivable                                                                       728,921        818,738
 Inventories (Note 4)                                                                    2,889,310      3,077,124
 Prepaid Income Taxes                                                                            -         90,923
 Prepaid Expenses and Other Current Assets                                                 297,135        204,342
                                                                                       -----------    -----------
Total Current Assets                                                                     8,102,120      7,350,530
                                                                                       -----------    -----------

Property and Equipment, Net                                                                507,315        504,050
                                                                                       -----------    -----------

 Intangible Assets, Net                                                                     13,180         13,180
                                                                                       -----------    -----------

Total Assets                                                                           $ 8,622,615    $ 7,867,760
                                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                                                      $   238,851    $   148,805
 Accrued Expenses (Note 5)                                                                 402,417        236,907
 Income Taxes Payable                                                                       52,655         11,958
 Deferred Tax Liability                                                                     39,160         40,387
                                                                                       -----------    -----------
Total Current Liabilities                                                                  733,083        438,057
                                                                                       -----------    -----------

Commitments and Contingencies (Note 6)

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000
    Shares, Issued and Outstanding: None                                                      None           None
 Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
   Issued: 15,105,355; Outstanding: 14,463,805 (6/30/07) and 14,521,605 (12/31/06)          15,105         15,105
 Additional Paid In Capital                                                              1,158,127      1,150,641
 Retained Earnings                                                                       7,066,519      6,542,494
 Less: Treasury Stock, at cost 641,550 shares (6/30/07) and 583,750 (12/31/06)            (350,219)      (278,537)
                                                                                       -----------    -----------
Total Stockholders' Equity                                                               7,889,532      7,429,703
                                                                                       -----------    -----------
Total Liabilities and Stockholders' Equity                                             $ 8,622,615    $ 7,867,760
                                                                                       ===========    ===========

See Notes to Condensed Consolidated Financial Statements.






                                        ALLERGY RESEARCH GROUP, INC.
                                       CONSOLIDATED INCOME STATEMENTS
                                                 (UNAUDITED)

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                             2007         2006         2007         2006
                                                          ----------   ----------   ----------   ----------

Revenues                                                  $4,072,470   $3,996,496   $8,159,187   $8,262,023
Cost of Sales                                              2,482,247    2,467,028    4,988,033    5,097,538
                                                          ----------   ----------   ----------   ----------
Gross Profit                                               1,590,223    1,529,468    3,171,154    3,164,485
                                                          ----------   ----------   ----------   ----------

Operating Expenses
      Selling, General and Administrative                  1,163,245    1,049,475    2,247,553    2,088,699
      Research and Development                                66,333       73,917      132,313      146,691
                                                          ----------   ----------   ----------   ----------
Operating Expenses                                         1,229,578    1,123,392    2,379,866    2,235,390
                                                          ----------   ----------   ----------   ----------

Earnings from Operations                                     360,645      406,076      791,288      929,095
                                                          ----------   ----------   ----------   ----------

Other Income
      Interest Income                                         48,052       30,671       88,409       56,884
                                                          ----------   ----------   ----------   ----------
Other Income                                                  48,052       30,671       88,409       56,884
                                                          ----------   ----------   ----------   ----------

Net Earnings Before Tax                                      408,697      436,747      879,697      985,979

Provision for Income Taxes                                   166,581      178,891      355,672      402,441
                                                          ----------   ----------   ----------   ----------

Net Earnings Available to Common Stockholders             $  242,116   $  257,856   $  524,025   $  583,538

Basic and Diluted Earnings Per Common Share (Note 3)      $     0.02   $     0.02   $     0.04   $     0.04
                                                          ==========   ==========   ==========   ==========

See Notes to Condensed Consolidated Financial Statements.






                                       ALLERGY RESEARCH GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   2007           2006
                                                                                -----------    -----------
Cash Flows From Operating Activities
       Net Earnings                                                             $   524,025    $   583,538
       Adjustments to Reconcile Net Earnings to Net Cash Provided by
        Operating Activities
           Depreciation                                                              33,957         35,686
           Change in Deferred Taxes                                                  (1,227)         9,841
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                                89,817         22,957
           (Increase) Decrease in Inventory                                         187,814       (866,921)
           (Increase) Decrease in Prepaid Expenses and Other Current Assets          (1,870)       (47,488)
           Increase (Decrease) in Accounts Payable and Accrued Expenses             255,556        364,923
           Increase (Decrease) in Income Taxes Payable                               40,697         30,218
                                                                                -----------    -----------
Net Cash Flows Provided By Operating Activities                                   1,128,769        132,754
                                                                                -----------    -----------

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                        (37,222)        (1,700)
                                                                                -----------    -----------
Net Cash Flows Used In Investing Activities                                         (37,222)        (1,700)
                                                                                -----------    -----------

Cash Flows From Financing Activities
       Cash Paid for the Acquisition of Treasury Shares                             (80,196)             -
       Cash Received from the Exercise of Employee Stock Options                     16,000              -
                                                                                -----------    -----------
Net Cash Flows Used in Financing Activities                                         (64,196)             -
                                                                                -----------    -----------

Increase in Cash and Cash Equivalents                                             1,027,351        131,054
Cash and Cash Equivalents, Beginning of Period                                    3,159,403      2,487,824
                                                                                -----------    -----------
Cash and Cash Equivalents, End of Period                                        $ 4,186,754    $ 2,618,878
                                                                                ===========    ===========

See Notes to Condensed Consolidated Financial Statements.


                                                    5

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)
Note 1 - Basis of Presentation
------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on March 29, 2007.

         The consolidated financial statements include the accounts of Allergy Research Group, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.


Note 2 - Recent Accounting Pronouncements
-----------------------------------------

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that SFAS No. 159 will have a material impact on its results of operations and financial condition.

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

         The computation of basic and diluted earnings per share is as follows:

                                                                  Three Months  Three Months   Six Months    Six Months
                                                                      Ended         Ended         Ended        Ended
                                                                     6/30/07       6/30/06       6/30/07       6/30/06
                                                                   -----------   -----------   -----------   -----------

         Numerator-Net Earnings Available to Common Stockholders   $   242,116   $   257,856   $   524,025   $   583,538
                                                                   ===========   ===========   ===========   ===========

         Denominator:

         Weighted average shares used in computing basic EPS        14,546,315    14,521,605    14,534,029    14,521,605
         Net effect of dilutive common shares                          149,976       183,164       159,752       183,164
                                                                   -----------   -----------   -----------   -----------
         Weighted average shares used in computing diluted EPS      14,696,291    14,704,769    14,693,781    14,704,769

         Basic Earnings Per Share                                  $      0.02   $      0.02   $      0.04   $      0.04
                                                                   ===========   ===========   ===========   ===========
         Diluted Earnings Per Share                                $      0.02   $      0.02   $      0.04   $      0.04
                                                                   ===========   ===========   ===========   ===========


Note 4 - Inventories
--------------------

         Inventories consist of the following:
                                             June 30, 2007    December 31, 2006
                                             -------------    -----------------
         Raw materials                         $ 1,918,808          $ 1,993,200
         Finished goods                            911,566            1,002,162
         Supplies                                  108,936              131,762
         Reserve for obsolescence                 (50,000)             (50,000)
                                               -----------          -----------
         Total                                 $ 2,889,310          $ 3,077,124
                                               ===========          ===========


Note 5 - Accrued Expenses

         Accrued expenses consist of the following:
                                             June 30, 2007    December 31, 2006
                                             -------------    -----------------
         Operating expenses                        128,766              157,928
         Vacation and bonus                        244,000               46,000
         Payroll                                    25,427               26,849
         Sales tax                                   4,224                6,130
                                               -----------          -----------
                                                $  402,417           $  236,907
                                                ==========           ==========


Note 6 - Commitments and Contingencies
--------------------------------------

     Line of Credit

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at June 30, 2007 was 8.07%. The note is secured by substantially all of the assets of the Company. The WCMA immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA pays interest on deposits at Merrill Lynch's money market rate, which as of June 30, 2007 was 4.71%. The entire line was available for use as of June 30, 2007.

     Purchase Obligations

         As of June 30, 2007, the Company had inventory purchase obligations and a two-year distribution agreement with a vendor for the exclusive distribution of their product approximating $2,037,000, which were incurred as part of the normal course of business.

     Operating Lease (A Related Party Transaction)

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO, respectively, and collectively, as husband and wife, the majority stockholders of the Company, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. Rent expense charged to operations during the first quarter of 2007 was $72,000 (2006: $72,000), and $144,000 for the six months ended June 30,
         2007 (2006:$144,000). Future minimum rental commitments under non-cancelable leases for the next five years are $288,000 per year.

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

         In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations. Because the Company has taken the position that the claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty.


Note 7 - Concentration of Credit Risk
-------------------------------------

         The Company is subject to a wide variety of risks in the ordinary course of its business as follows:

                  SALES. There were three customers that each accounted for more than 10% of the Company's ending trade receivables balance at June 30, 2007. Trade receivables from these three customers totaled approximately $329,000. All of the Company's trade receivables are unsecured. Approximately 13% of the Company's total sales in 2007 and 12% in 2006 were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained at current levels.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the six months ended June 30, 2007, the Company had a concentration of approximately 50% of manufacturing with three separate vendors, who individually account for more than ten percent of our purchases. For the six months ended June 30, 2006, the Company had a concentration of approximately 21% of manufacturing with one separate vendor, who individually accounted for more than ten percent of our purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs or a change in the quality of the Company's products.

                  PRODUCT. None of the Company's products in 2007 or 2006 accounted for more than 10% of its sales dollars.


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

         Options outstanding and exercisable at June 30, 2007 were 293,750 exercisable at $0.40 per share with an aggregate intrinsic value of $114,563. The weighted-average exercise price of options outstanding and exercisable at June 30, 2007 was $0.40 per share and the weighted-average remaining contractual life was .87 years. The options vested upon issue on May 12, 2003 and expire five years after said date. There were no options granted or exercised during any of the periods presented or compensation expense recognized. When options are exercised the Company issues treasury shares of which there are 641,550 on hand.


Note 9 - Stockholders' Equity Transactions
------------------------------------------

         TREASURY STOCK. The Company acquired 97,800 shares of outstanding common stock at $0.82 per share for an aggregate purchase price of $80,196 from Rae Levine, a related party (mother) to the President, CEO and CFO of the Company, Dr. Stephen Levine.

         COMMON STOCK. During the six months ended June 30, 2007, employee stock options were exercised for the purchase of 40,000 shares of common stock at $.40 per share for cash proceeds of $16,000.

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

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three- and six-month periods ended June 30, 2007 compared to the same periods in 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2007, including related party transactions.

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

In June 2007, the Food and Drug Administration announced a final rule establishing regulations to require current good manufacturing practices (cGMP) for dietary supplements. The regulations establish the cGMP needed to ensure quality throughout the manufacturing, packaging, labeling, and storing of dietary supplements. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished product. It also includes requirements for recordkeeping and handling consumer product complaints. The rule has a three-year phase in period with companies of our size having until June 2009 to comply. We are currently evaluating the potential impact of the packaging, labeling and storing portions of the regulations on our financial statements and operations. Because we do not currently manufacture our vitamin and nutritional supplement products, our outside vendors will be required to comply with all applicable governmental regulations, including cGMP. It is possible that our manufacturers and vendors will pass on the cost of compliance with these regulations by raising their prices. In that event, we would need to evaluate the competitive market to determine whether those costs can be passed on to our own customers. If not, increased prices from our manufacturers and vendors may adversely affect our own profit margins.

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

We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our results of operations and financial condition. Currently, we do not believe that compliance with the provisions of national, state and local environmental laws and regulations will have a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

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

     o    Our ability to efficiently manufacture our products.
     o    Unexpected customer bankruptcy.
     o    The effect of SFAS 123R on future stock-based compensation.
     o    Limitations on future financing.
     o Increases in the cost of borrowings and unavailability of debt or equity capital.
     o Costs of implementing internal financial controls required by Section 404 of the Sarbanes-Oxley Act of 2002.


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

We believe that the Company has good relations with all of its current manufacturers and suppliers. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships with our vendors. We believe that, due to the large number of businesses performing this type of service in the industry, the Company would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products. Of course, we can give no assurance that this would be the case.

RESULTS OF OPERATIONS
---------------------

Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

              PERIOD ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006
              ----------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                           -----------------------      ------------------------
                                             2007          2006           2007          2006
                                           ----------    ---------      ----------    ----------

Net sales                                     100.0%       100.0%          100.0%        100.0%
     Cost of sales                             61.0%        61.7%           61.1%         61.7%
                                           ----------    ---------      ----------    ----------
Gross profit                                   39.0%        38.3%           38.9%         38.3%
     General and administrative expense        28.6%        26.3%           27.5%         25.3%
     Research and development expense           1.6%         1.8%            1.6%          1.8%
                                           ----------    ---------      ----------    ----------
Net operating income                            8.8%        10.2%            9.8%         11.2%
     Interest income                            1.2%         0.8%            1.1%          0.7%
                                           ----------    ---------      ----------    ----------
Net earnings before taxes                      10.0%        11.0%           10.9%         11.9%
     Provision for income taxes                 4.1%         4.5%            4.4%          4.9%
                                           ----------    ---------      ----------    ----------
Net earnings                                    5.9%         6.5%            6.5%          7.0%
                                           ==========    =========      ==========    ==========

REVENUES. Our revenues grew at a modest rate during the second quarter of 2007, but due to decreased sales to distributors and retail customers in the first quarter they are down slightly year to date. We had net sales of $4,072,470 for the second quarter and $8,159,187 for the six months ended June 30, 2007, compared with $3,996,496 and $8,262,023, respectively, for the same period in 2006. The increase of $75,974, or 2% was driven by increased sales to our wholesale customers and to distributors. We attribute the second quarter increase in sales to a combination of the results of our promotional efforts and the up side of the ordering patterns of the distributors. Sales to distributors had decreased in the first quarter and bounced back in the second quarter.

COSTS OF SALES. Cost of sales increased $15,219 to $2,482,247 for the three months ended June 30, 2007, compared to $2,467,028 for the three months ended June 30, 2006. For the six months ended June 30, 2007, cost of sales decreased $109,505 from $5,097,538 in 2006 to $4,988,033 in 2007. Cost of sales increased or decreased as a direct result of the increase or decrease in sales. We continue to make a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been relatively consistent and we expect this trend to continue for the foreseeable future. Gross profit margins increased slightly for the period over period (both quarter and year to date) comparison primarily as a result of increased prices on 50 items during February 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1,163,245 for the second quarter and $2,247,553 for the six months ended June 30, 2006, compared with $1,049,475 and $2,088,699, respectively, for the same periods in 2006. General and administrative expenses increased by 11% in the second quarter and 8% for the six-month period due to an increase in payroll expense associated with the addition of a National Accounts Manager, increased attendance at trade shows, and sales promotions utilizing samples. We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002 (including but not limited to compliance with Item 404 financial controls).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $66,333 for the second quarter 2007 and $88,409 for the six months ended June 30, 2007, compared to $73,917 and $146,691, respectively, for the same periods in 2006. .Although research and development expenses decreased during the second quarter of 2007and year to date, versus the comparative prior periods, we anticipate that research and development expense could increase over the long term as a result of the growth of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our position within the nutritional and supplement market.

INTEREST INCOME. Due to our increased cash balance and because we placed excess cash in short-term certificates of deposits, interest income increased by approximately $17,000 during the second quarter 2007 and $31,500 during the six months ended June 30,2007 compared to the same periods for 2006.

PROVISION FOR INCOME TAXES. Provision for income taxes represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. During the quarter and six-month period ended June 30, 2007, we recorded net earnings of $408,697 and $879,697, respectively, compared to net earnings of $257,856 and $583,538, respectively, for the same periods in 2006. Net earnings decreased 6% and 10%, respectively, primarily due to increased operating expenses.

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

As of June 30, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as discussed below, have existed which will have an effect on our liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the six-month period ended June 30, 2007, our working capital increased by approximately $456,564 to $7,369,037, compared to a working capital at December 31, 2006 of $6,912,473. Current assets mainly consist of approximately $4.19 million in cash, $0.73 million in accounts receivable, and $2.89 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund our capital and liquidity needs for the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Cash Flows

OPERATING ACTIVITIES. Cash generated by operating activities for 2007 was primarily a result of net earnings offset by changes in assets and liabilities as follows: (i) decreases in inventory levels due to the utilization of inventory on hand that had previously been purchased ahead to take advantage of favorable pricing and as a result of concerted efforts made to increase inventory turns, (ii) increases in accounts payable due to the overall varied timing of payments and purchases, and (iii) increases in accrued expenses because accrued bonuses were paid by year-end 2006. Cash generated by operating activities for 2006 was primarily a result of increases in inventory levels to obtain favorable pricing to fulfill minimum purchase requirements of certain vendors and to obtain quantity discounts, offset by an increase in accounts payable and accrued liabilities incurred to finance our increased purchases of inventory.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the six months ended June 30, 2007 primarily resulted from payments for a new label printer and a new server. Net cash flows used in investing activities for the six months ended June 30, 2006 resulted from $1,700 paid for an equipment upgrade.

FINANCING ACTIVITIES. Net cash flows used by financing activities for the six months ended June 30, 2007 represents $80,196 in cash paid for the purchase of 97,800 shares of our common stock offset by cash proceeds received of $16,000 for exercise of employee stock options. There were no cash flows from financing activities during 2006.

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

          SALES. Approximately 13% of our total sales in 2007 and 12% in 2006 were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained at current levels.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the six months ended June 30, 2007, we had a concentration of approximately 50% of our manufacturing with three separate vendors who individually account for more than ten percent of our purchases. For the six months ended June 30, 2006, the Company had a concentration of approximately 21% of manufacturing with one vendor, who individually accounted for more than ten percent of our purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or decided not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

          PRODUCT. None of our products in 2007 or 2006 individually accounted for more than ten percent of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

---------------------------------------------------------------------------------------------
                                                   Payments Due by Period

         Contractual
         Obligations
---------------------------------------------------------------------------------------------
                                              Less
                                             Than 1         1-3         4 - 5       After 5
                                Total         Year         Years        Years        Years
---------------------------------------------------------------------------------------------
Line of Credit (1)                     -            -            -            -            -
---------------------------------------------------------------------------------------------
Operating Leases (2)          $2,196,000     $288,000     $864,000     $576,000     $468,000
---------------------------------------------------------------------------------------------
Purchase Obligations (3)      $2,036,517    1,910,565      125,952            -            -
---------------------------------------------------------------------------------------------
Total Cash Contractual
Obligations                   $4,232,517   $2,198,565     $989,952     $576,000     $468,000
---------------------------------------------------------------------------------------------

     (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the six months ended June 30, 2007 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of June 30, 2007, the interest rate on the line of credit was 8.07% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position.

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

On June 13, 2007 we agreed to purchase 97,800 shares of outstanding common stock for $0.82 per share for an aggregate purchase price of $80,196 from Rae Levine, Dr. Levine's mother.

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

LIQUIDITY RESOURCES. We have approximately $4.19 million in cash and cash equivalents as of June 30, 2007, which we believe is sufficient to satisfy our cash requirements over the next twelve months based our current operating levels. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

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

In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations. Because we believe that the claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Mr. Stephen Levine, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company's internal controls over financial reporting that occurred during the quarterly period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

Item 5. OTHER INFORMATION

     Not Applicable.

Item 6. EXHIBITS

Exhibits filed herewith

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

                                           ALLERGY RESEARCH GROUP, INC.
                                           Registrant


Dated:  August 14, 2007
                                           By: /s/ Stephen A. Levine
                                               ----------------------------
                                               Chief Executive Officer and
                                               Chief Financial Officer