Form 10QSB
period 2007-09-30
ALLERGY RESEARCH GROUP INC
filed 2007-11-14
CIK 1044119

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,463,805 shares of Issuer's voting common stock were outstanding on November 7, 2007.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                               SEPTEMBER 30, 2007
================================================================================


PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets...................................3

                Consolidated Income Statements................................4

                Consolidated Statements of Cash Flows.........................5

                Notes to Condensed Consolidated Financial Statements..........6

     ITEM 2. Management's Discussion and Analysis.............................10

     ITEM 3. Controls and Procedures..........................................18

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................19
     ITEM 2. Changes in Securities and Use of Proceeds........................19
     ITEM 3. Defaults Upon Senior Securities..................................19
     ITEM 4. Submission of Matters to a Vote of Security Holders..............19
     ITEM 5. Other Information................................................19
     ITEM 6. Exhibits.........................................................19


SIGNATURE.....................................................................20


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

                                         ALLERGY RESEARCH GROUP, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,  December 31,
                                                                                        2007          2006
                                                                                    (Unaudited)    (Audited)
                                                                                   -----------------------------
ASSETS
------
Current Assets
 Cash and Cash Equivalents                                                             $4,851,877    $3,159,403
 Accounts Receivable                                                                    1,042,735       818,738
 Inventories (Note 4)                                                                   2,636,105     3,077,124
 Prepaid Income Taxes                                                                           -        90,923
 Prepaid Expenses and Other Current Assets                                                289,113       204,342
                                                                                   -----------------------------
Total Current Assets                                                                    8,819,830     7,350,530
                                                                                   -----------------------------

Property and Equipment, Net                                                               496,856       504,050
                                                                                   -----------------------------

 Intangible Assets, Net                                                                    13,180        13,180
                                                                                   -----------------------------

Total Assets                                                                           $9,329,866    $7,867,760
                                                                                   =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable                                                                        $386,961      $148,805
 Accrued Expenses (Note 5)                                                                529,746       236,907
 Income Taxes Payable                                                                     143,043        11,958
 Deferred Tax Liability                                                                    41,185        40,387
                                                                                   -----------------------------
Total Current Liabilities                                                               1,100,935       438,057
                                                                                   -----------------------------

Commitments and Contingencies (Note  6)

Stockholders' Equity
 Preferred Stock, $.25 Par Value, Authorized 1,000,000
    Shares, Issued and Outstanding: None                                                     None          None
 Common Stock, $.001 Par Value, Authorized 100,000,000 Shares
   Issued: 15,105,355; Outstanding: 14,463,805 (9/30/07) and 14,521,605 (12/31/06)         15,105        15,105
 Additional Paid In Capital                                                             1,158,127     1,150,641
 Retained Earnings                                                                      7,405,918     6,542,494
 Less: Treasury Stock, at cost 641,550 shares (9/30/07) and 583,750 (12/31/06)          (350,219)     (278,537)
                                                                                   -----------------------------
Total Stockholders' Equity                                                              8,228,931     7,429,703
                                                                                   -----------------------------
Total Liabilities and Stockholders' Equity                                             $9,329,866    $7,867,760
                                                                                   =============================

See Notes to Condensed Consolidated Financial Statements.


                                              ALLERGY RESEARCH GROUP, INC.
                                             CONSOLIDATED INCOME STATEMENTS
                                                       (UNAUDITED)

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                              2007             2006             2007            2006
                                                              ----             ----             ----            ----

Revenues                                                  $ 4,319,664      $ 4,091,460      $12,478,851      $12,353,483
Cost of Sales                                               2,633,782        2,529,300        7,621,815        7,626,840
                                                          -----------      -----------      -----------      -----------
Gross Profit                                                1,685,882        1,562,160        4,857,036        4,726,643
                                                          -----------      -----------      -----------      -----------

Operating Expenses
      Selling, General and Administrative                   1,096,315        1,031,184        3,343,867        3,119,881
      Research and Development                                 68,054           73,183          200,367          219,874
                                                          -----------      -----------      -----------      -----------
Total Operating Expenses                                    1,164,369        1,104,367        3,544,234        3,339,755
                                                          -----------      -----------      -----------      -----------

Earnings from Operations                                      521,513          457,793        1,312,802        1,386,888

Other Income
      Interest Income                                          53,111           36,078          141,520           92,962
                                                          -----------      -----------      -----------      -----------

Net Earnings Before Tax                                       574,624          493,871        1,454,322        1,479,850

Provision for Income Taxes                                    235,225          202,437          590,898          604,878
                                                          -----------      -----------      -----------      -----------

Net Earnings                                              $   339,399      $   291,434      $   863,424      $   874,972
                                                          ===========      ===========      ===========      ===========

Basic and Diluted Earnings Per Common Share (Note 3)      $      0.02      $      0.02      $      0.06      $      0.06
                                                          ===========      ===========      ===========      ===========


See Notes to Condensed Consolidated Financial Statements.


                                                 ALLERGY RESEARCH GROUP, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                   2007               2006
                                                                                                   ----               ----
Cash  Flows From Operating Activities
       Net Earnings                                                                            $   863,424       $   874,972
       Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
           Depreciation                                                                             50,936            53,656
           Change in Deferred Taxes                                                                    798            15,578
       Changes in Assets and Liabilities
           (Increase) Decrease in Accounts Receivable                                             (223,997)           35,348
           (Increase) Decrease in Inventory                                                        441,019          (677,889)
           (Increase) Decrease in Prepaid Expenses and Other Current Assets                          6,152            63,906
           Increase (Decrease) in Accounts Payable and Accrued Expenses                            530,995           357,354
           Increase (Decrease) in Income Taxes Payable                                             131,085            12,428
                                                                                               -----------       -----------
Net Cash Flows Provided By Operating Activities                                                  1,800,412           735,353
                                                                                               -----------       -----------

Cash Flows From Investing Activities
       Acquisition of Property and Equipment                                                       (43,742)           (6,105)
                                                                                               -----------       -----------
Net Cash Flows Used In Investing Activities                                                        (43,742)           (6,105)
                                                                                               -----------       -----------

Cash Flows From Financing Activities
       Cash Paid for the Acquisition of Treasury Shares                                            (80,196)               --
       Cash Received from the Exercise of Employee Stock Options                                    16,000                --
                                                                                               -----------       -----------
Net Cash Flows Used in Financing Activities                                                        (64,196)               --
                                                                                               -----------       -----------

Increase in Cash and Cash Equivalents                                                            1,692,474           729,248
Cash and Cash Equivalents, Beginning of Period                                                   3,159,403         2,487,824
                                                                                               -----------       -----------
Cash and Cash Equivalents, End of Period                                                       $ 4,851,877       $ 3,217,072
                                                                                               ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on March 29, 2007.

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


          The computation of basic and diluted earnings per share is as follows:

                                                                    Three Months     Three Months     Nine Months      Nine Months
                                                                        Ended           Ended            Ended            Ended
                                                                       9/30/07         9/30/06          9/30/07          9/30/06
                                                                    --------------------------------------------------------------
         Numerator-Net Earnings                                     $   339,399      $   291,434      $   863,424      $   874,972
                                                                    ===========      ===========      ===========      ===========
         Denominator:

         Weighted average shares used in computing basic EPS         14,463,805       14,521,605       14,510,364       14,521,605
         Net effect of dilutive common shares                           149,850          180,977          156,801          180,977
                                                                    -----------      -----------      -----------      -----------
         Weighted average shares used in computing diluted EPS       14,613,655       14,702,582       14,667,165       14,702,582

         Basic Earnings Per Share                                   $      0.02      $      0.02      $      0.06      $      0.06
                                                                    ===========      ===========      ===========      ===========

         Diluted Earnings Per Share                                 $      0.02      $      0.02      $      0.06      $      0.06
                                                                    ===========      ===========      ===========      ===========


Note 4 - Inventories
--------------------

         Inventories consist of the following:
                                                                   September 30, 2007         December 31, 2006
                                                                   ------------------         -----------------
         Raw materials                                                    $ 1,742,172               $ 1,993,200
         Finished goods                                                       820,021                 1,002,162
         Supplies                                                             123,912                   131,762
         Reserve for obsolescence                                             (50,000)                  (50,000)
                                                                          -----------               -----------
                                                                          $ 2,636,105               $ 3,077,124
                                                                          ===========               ===========

Note 5 - Accrued Expenses

         Accrued expenses consist of the following:
                                                                   September 30, 2007         December 31, 2006
                                                                   ------------------         -----------------
         Operating expenses                                                   123,138                   157,928
         Vacation and bonus                                                   338,000                    46,000
         Payroll                                                               62,969                    26,849
         Sales tax                                                              5,639                     6,130
                                                                          -----------               -----------
                                                                          $   529,746               $   236,907
                                                                          ===========               ===========

Note 6 - Commitments and Contingencies
--------------------------------------

     Line of Credit

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at September 30, 2007 was 7.87%. The note is secured by substantially all of the assets of the Company. The WCMA immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA pays interest on deposits at Merrill Lynch's money market rate, which as of September 30, 2007 was 4.70%. The entire line was available for use as of September 30, 2007.

     Purchase Obligations

         As of September 30, 2007, the Company had inventory purchase obligations of $1,545,018 and a two-year distribution agreement that began in July 2006 with a vendor for the exclusive distribution of their product with a remaining obligation of $391,827, which were incurred as part of the normal course of business.

     Operating Lease (A Related Party Transaction)

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO, respectively, and collectively, as husband and wife, the majority stockholders of the Company, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. Rent expense charged to operations during the third quarter of 2007 was $72,000 (2006: $72,000), and $216,000 for the nine months ended
         September 30, 2007 (2006:$216,000). Future minimum rental commitments under non-cancelable leases for the next five years are $288,000 per year.

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

         In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The Company had agreed with John A. Sichel in February 2004 to launch, promote and exclusively distribute a product then known as Del-Immune (later changed to Delta Immune with his consent). After the Company incurred significant time and expense associated with the launch and promotion of the product, and had received significant orders, Mr. Sichel terminated the agreement and refused to provide product to meet the outstanding orders. Allegations in the complaint filed by Pure Research allege that the Company has violated a trademark and certain licensing rights held by Pure Research to components of the product through the marketing and sale of its own product, Russian Choice Immune. Pure Research is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations and, on October 26, 2007, filed a countersuit for breach of oral contract, fraud, intentional interference with contractual relations, promissory estoppel, and for exemplary damages, in an amount to be proven at trial. Because the Company believes that the plaintiff's claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty.


Note 7 - Concentration of Credit Risk
-------------------------------------

         The Company is subject to a wide variety of risks in the ordinary course of its business as follows:

                  SALES. There were three customers that each accounted for more than 10% of the Company's ending trade receivables balance at September 30, 2007. Trade receivables from these three customers totaled approximately $513,000. All of the Company's trade receivables are unsecured. Approximately 12% of the Company's total sales in 2007 and 11% in 2006 were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained at current levels.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the nine months ended September 30, 2007, the Company had a concentration of approximately 62% of manufacturing with four separate vendors, who individually account for more than ten percent of our purchases. For the nine months ended September 30, 2006, the Company had a concentration of approximately 31% of manufacturing with two separate vendors, who individually accounted for more than ten percent of our purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs or a change in the quality of the Company's products.

                  PRODUCT. None of the Company's products in 2007 or 2006 individually accounted for more than 10% of its sales dollars.


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

         Options outstanding and exercisable at September 30, 2007 were 293,750 exercisable at $0.40 per share with an aggregate intrinsic value of $126,313. The weighted-average exercise price of options outstanding and exercisable at September 30, 2007 was $0.40 per share and the weighted-average remaining contractual life was .62 years. The options vested upon issue on May 12, 2003 and expire five years after said date. There were no options granted or exercised during any of the periods presented or compensation expense recognized. When options are exercised the Company issues treasury shares of which there are 641,550 on hand.


Note 9 - Stockholders' Equity Transactions
------------------------------------------

         TREASURY STOCK. The Company acquired 97,800 shares of outstanding common stock at $0.82 per share for an aggregate purchase price of $80,196 from Rae Levine, a related party (mother) to the CEO and CFO of the Company, Dr. Stephen Levine.

         COMMON STOCK. During the nine months ended September 30, 2007, employee stock options were exercised for the purchase of 40,000 shares of common stock at $.40 per share for cash proceeds of $16,000.

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

     o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three- and nine-month periods ended September 30, 2007 compared to the same periods in 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

     o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2007, including related party transactions.

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

In June 2007, the Food and Drug Administration announced a final rule establishing regulations to require current good manufacturing practices (cGMP) for dietary supplements. The regulations establish the cGMP needed to ensure quality throughout the manufacturing, packaging, labeling, and storing of dietary supplements. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished product. It also includes requirements for recordkeeping and handling consumer product complaints. The rule has a three-year phase in period for small business, with companies of our size having until June 2009 to comply. We are currently evaluating the potential impact of the packaging, labeling and storing portions of the regulations on our financial statements and operations. Because we do not currently manufacture our vitamin and nutritional supplement products, our outside vendors will be required to comply with all applicable governmental regulations, including cGMP. It is possible that our manufacturers and vendors will pass on the cost of compliance with these regulations by raising their prices. In that event, we would need to evaluate the competitive market to determine whether those costs can be passed on to our own customers. If not, increased prices from our manufacturers and vendors may adversely affect our own profit margins.

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

Other key factors that affect our operating results are as follows:

     o    Overall customer demand for our various products.
     o    Volume of products ordered.
     o    Mix of products purchased by our customers.
     o    Prices at which we sell our products.
     o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
     o    Our ability to match operating costs to shifting volume levels.
     o Increases in the cost of raw materials and other supplies, which may impact pricing, our ability to compete or result in lower profit margins if prices are not raised on related products.
     o    The impact of competitive products.
     o    Adequacy and availability of insurance coverage.
     o    Our inability to gain and/or hold market share.
     o Exposure to and expense of resolving and defending product liability claims and other litigation.
     o    Consumer acceptance of our products.
     o    Managing and maintaining growth.
     o Market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability and changes in applicable laws and government regulation.
     o The success of product development and new product introductions into the marketplace.
     o    Slow or negative growth in the nutritional supplement industry.
     o    The departure of key members of management.
     o    Our ability to efficiently manufacture our products.

     o    Unexpected customer bankruptcy.
     o    The effect of SFAS 123R on future stock-based compensation.
     o    Limitations on future financing.
     o Increases in the cost of borrowings and unavailability of debt or equity capital.
     o Costs of implementing internal financial controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
     o    Costs of compliance with new cGMP regulations.

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our common stock is traded on the Over-The-Counter Bulletin Board. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts, retail stores, and consumers directly. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. We also distribute certain third-party manufactured products under our labels. These products account for approximately 20% of all products offered by the Company. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

                          PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006
                          --------------------------------------------------------------
RESULTS OF OPERATIONS

The following table and discussion is a summary of our consolidated results of operations:

                                     Three months ended September 30,                 Nine months ended September 30,
                                -------------------------------------------    ---------------------------------------------
                                                           $         %                                      $         %
                                                         Change    Change                                 Change    Change
                                                          from      from                                   from      from
                                   2007        2006       2006*     2006*          2007         2006       2006*     2006*
                                ----------- ----------- ---------- --------    ------------- ----------- ---------- --------
Revenues                        $4,319,664  $4,091,460   +228,204      +6%      $12,478,851  $12,353,483  +125,368      +1%
Cost of Sales                    2,633,782   2,529,300   -104,482      -4%        7,621,815    7,626,840    +5,025      +0%
                                ----------- -----------                         ------------- -----------
Gross Profit                     1,685,882   1,562,160                            4,857,036    4,726,643
                                ----------- -----------                         ------------- -----------
Gross Profit as a % of Sales         39.0%       38.2%                                38.9%        38.3%

Operating Expenses:
   Selling, General and
        Administrative           1,096,315   1,031,184    -65,131      -6%        3,343,867    3,119,881  -223,986      -7%
   Research and Development         68,054      73,183     +5,129      +7%          200,367      219,874   +19,507      +9%
                                ----------- -----------                         ------------- -----------
Operating Expenses               1,164,369   1,104,367    -60,002      -5%        3,544,234    3,339,755  -204,479      -6%
                                ----------- -----------                         ------------- -----------

Earnings from Operations           521,513     457,793                            1,312,802    1,386,888

Interest Income                     53,111      36,078    +17,033     +47%          141,520       92,962   +48,558     +52%
                                ----------- -----------                         ------------- -----------

Net Earnings Before Tax            574,624     493,871                            1,454,322    1,479,850

Provision for Income Tax           235,225     202,437    -32,788     -16%          590,898      604,878   +13,980      +2%
                                ----------- -----------                         ------------- -----------

Net Earnings                   $   339,399  $  291,434    +47,965     +16%      $   863,424  $   874,972   -11,548      -1%
                               ===========  ==========                          ===========  ============

_____________
*    + = Favorable change to NET EARNINGS;
     - = Unfavorable change to NET EARNINGS.

REVENUES. Our revenues grew at a modest rate during the third quarter of 2007, but due to decreased sales to distributors and retail customers in the first quarter the increase is not matched year to date. The third quarter increase was driven by increased sales to our wholesale customers and to distributors. We attribute the third quarter increase in sales to a combination of the results of our promotional efforts and the upward trend ordering patterns of the distributors. Sales to distributors had decreased in the first quarter and bounced back in the second quarter.

COSTS OF SALES. Cost of sales in the third quarter increased as a direct result of the increase in sales and year to date remained flat due to the small increase in sales. We continue to make a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been relatively consistent and we expect this trend to continue for the foreseeable future. Gross profit margins increased slightly for the period over period (both quarter and year to date) comparison primarily as a result of increased prices on 50 items beginning in February 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased due to an increase in payroll expense associated with the addition of a National Accounts Manager, increased attendance at trade shows, and sales promotions utilizing samples. We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002 (including, among other things, compliance with Item 404 financial controls).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased during the third quarter of 2007 and year to date, versus the comparative prior periods due to a reallocation of resources. However, we anticipate that research and development expense could increase over the long term as a result of the growth of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our position within the nutritional and supplement market.

INTEREST INCOME. Due to our increased cash balance and because we placed excess cash in short-term certificates of deposits, interest income increased for the third quarter and year to date over the comparative prior period.

PROVISION FOR INCOME TAXES. Provision for income taxes represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. Net earnings increased in the third quarter due to the increase in sales and interest income offset by increased general and administrative costs; however the increase was not enough to offset decreases in net earnings during the first and second quarters.

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

As of September 30, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as discussed below, have existed which will have a material effect on our liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the nine-month period ended September 30, 2007, our working capital increased by approximately $806,422 to $7,718,895, compared to a working capital at December 31, 2006 of $6,912,473. Current assets mainly consist of approximately $4.85 million in cash, $1.04 million in accounts receivable, and $2.64 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund our capital and liquidity needs for the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Cash Flows

OPERATING ACTIVITIES. Cash generated by operating activities for 2007 was primarily a result of net earnings offset by changes in assets and liabilities as follows: (i) decreases in inventory levels due to the utilization of inventory on hand that had previously been purchased ahead to take advantage of favorable pricing and as a result of concerted efforts made to increase inventory turns, (ii) increases in accounts payable due to the overall varied timing of payments and purchases, (iii) increases in accrued expenses because accrued bonuses were paid by year-end 2006, and (iv) an increase in accounts receivable due increased sales compounded by a slow down in payment from several distributors who paid later than normal in September. Cash generated by operating activities for 2006 was primarily a result of increases in inventory levels to obtain favorable pricing to fulfill minimum purchase requirements of certain vendors and to obtain quantity discounts, offset by an increase in accounts payable and accrued liabilities incurred to finance our increased purchases of inventory.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the nine months ended September 30, 2007 primarily resulted from cash payments for a new label printer, computer equipment and software. Net cash flows used in investing activities for the nine months ended September 30, 2006 resulted from cash paid for an equipment upgrade.

FINANCING ACTIVITIES. Net cash flows used by financing activities for the nine months ended September 30, 2007 represents $80,196 in cash paid for the purchase of 97,800 shares of our common stock offset by cash proceeds received of $16,000 for exercise of employee stock options. There were no cash flows from financing activities during 2006.

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

          SALES. Approximately 12% of our total sales in 2007 and 11% in 2006 were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained at current levels.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the nine months ended September 30, 2007, we had a concentration of approximately 62% of our manufacturing with four separate vendors who individually account for more than ten percent of our purchases. For the nine months ended September 30, 2006, the Company had a concentration of approximately 31% of manufacturing with two separate vendors, who individually accounted for more than ten percent of our purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or decided not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

          PRODUCT. None of our products in 2007 or 2006 individually accounted for more than ten percent of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

                               ----------------------------------------------------------------------------------
                                                            Payments Due by Period
                               ----------------------------------------------------------------------------------
                                                     Less
         Contractual                                Than 1               1-3             4 - 5        After 5
         Obligations               Total             Year               Years            Years         Years
------------------------------ --------------- ------------------ ------------------ -------------- -------------

Line of Credit (1)                          -                  -                  -              -             -
------------------------------ --------------- ------------------ ------------------ -------------- -------------

Operating Leases (2)               $2,124,000           $288,000           $864,000       $576,000      $396,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------

Purchase Obligations (3)           $1,936,845          1,936,845                                 -             -
------------------------------ --------------- ------------------ ------------------ -------------- -------------
Total Cash Contractual
Obligations                        $4,060,845         $2,224,845           $864,000       $576,000      $396,000
------------------------------ --------------- ------------------ ------------------ -------------- -------------

     (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance throughout the nine months ended September 30, 2007 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of September 30, 2007, the interest rate on the line of credit was 7.87% per annum.

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

     (3) Represents outstanding purchase orders for inventory ($1,545,018) and a two-year distribution agreement that began in July 2006 with a vendor for the exclusive distribution of their product ($391,827).

RELATED PARTY TRANSACTIONS. Dr. Stephen Levine, the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and Susan Levine, the Company's Vice President and Secretary, are husband and wife.

On June 13, 2007 we agreed to purchase 97,800 shares of outstanding common stock for $0.82 per share for an aggregate purchase price of $80,196 from Rae Levine, Dr. Levine's mother. The purchase price was based on the ten-day average closing price of our common stock on the Over-the-Counter Bulletin Board immediately preceding board approval of the transaction. The repurchased shares were added to our outstanding treasury stock and are available for reissuance under our 1998 Incentive Stock Option Plan. The determination to directly repurchase the shares was based, in part, on the potential impact of a sale into the market on our other shareholders due to the thinly traded market for our stock, and on the availability of cash resources for the purchase.

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

LIQUIDITY RESOURCES. We have approximately $4.85 million in cash and cash equivalents as of September 30, 2007, which we believe is sufficient to satisfy our cash requirements over the next twelve months without use of our available line of credit based our current operating levels. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

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

In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations. On October 26, 2007, the Company filed a countersuit for breach of contract, intentional interference with contractual relations, promissory estoppel, and for exemplary damages, in an amount to be proven at trial. Because we believe that the claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty. See "LEGAL PROCEEDINGS" in Part II, Item 1 of this Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The Company had agreed with John A. Sichel in February 2004 to launch, promote and exclusively distribute a product then known as Del-Immune (later changed to Delta Immune with his consent). After the Company incurred significant time and expense associated with the launch and promotion of the product, and had received significant orders, Mr. Sichel terminated the agreement and refused to provide product to meet the outstanding orders. Allegations in the complaint filed by Pure Research allege that the Company has violated a trademark and certain licensing rights held by Pure Research to components of the product through the marketing and sale of its own product, Russian Choice Immune. Pure Research is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations and, on October 26, 2007, filed a countersuit for breach of oral contract, fraud, intentional interference with contractual relations, promissory estoppel, and for exemplary damages, in an amount to be proven at trial. Because the Company believes that the plaintiff's claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

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

                                                  ALLERGY RESEARCH GROUP, INC.
                                                  Registrant



Dated:  November 14, 2007
                                                  By:/s/ Stephen A. Levine
                                                     ---------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer