Form 10KSB
period 2007-12-31
ALLERGY RESEARCH GROUP INC
filed 2008-03-31
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the Fiscal Year Ended December 31, 2007

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

         Yes [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $16,725,246

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 24, 2008 was $0.78, based on the last sale price of $0.78 as reported by the Financial Industry Regulatory Authority's ("FINRA") Over-The-Counter Bulletin Board.

As of March 24, 2008, Registrant had outstanding 14,416,950 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):    Yes [ ]    No [X]

                                         TABLE OF CONTENTS

PART I...........................................................................................1

   ITEM 1.     DESCRIPTION OF BUSINESS...........................................................1
     FORWARD-LOOKING STATEMENTS..................................................................1
     BACKGROUND..................................................................................1
     THE COMPANY.................................................................................1
     BUSINESS PLAN...............................................................................2
     PRODUCTS AND SERVICES.......................................................................3
     INDUSTRY OVERVIEW...........................................................................4
     COMPETITION.................................................................................5
     MARKET STRATEGIES...........................................................................6
     REGULATION..................................................................................7
     EMPLOYEES...................................................................................9
     INTELLECTUAL PROPERTY.......................................................................9
     AVAILABLE INFORMATION.......................................................................9
   ITEM 2.     DESCRIPTION OF PROPERTY...........................................................9
   ITEM 3.     LEGAL PROCEEDINGS................................................................10
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................10

PART II.........................................................................................11

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................11
     MARKET INFORMATION.........................................................................11
     HOLDERS....................................................................................11
     DIVIDENDS..................................................................................11
     RECENT SALES OF UNREGISTERED STOCK.........................................................11
     EQUITY COMPENSATION PLAN INFORMATION.......................................................12
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................12
     INTRODUCTION...............................................................................12
     CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS.................................13
     FACTORS THAT COULD AFFECT FUTURE RESULTS...................................................13
     OVERVIEW...................................................................................14
     RESULTS OF OPERATIONS......................................................................15
     LIQUIDITY AND CAPITAL RESOURCES............................................................16
     CRITICAL ACCOUNTING POLICIES...............................................................19
     RECENT ACCOUNTING PRONOUNCEMENTS...........................................................20
   ITEM 7.     FINANCIAL STATEMENTS.............................................................21
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................................21
   ITEM 8A(T). CONTROLS AND PROCEDURES..........................................................21
   ITEM 8B.    OTHER INFORMATION................................................................22

PART III........................................................................................23

   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................................23
     OFFICERS AND DIRECTORS.....................................................................23
     KEY EMPLOYEES..............................................................................24
     MEDICAL ADVISORY BOARD.....................................................................25
     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE....................................26
   ITEM 10.     EXECUTIVE COMPENSATION..........................................................26
     REMUNERATION PAID TO EXECUTIVES............................................................26
     REMUNERATION PAID TO DIRECTORS.............................................................27
     EMPLOYMENT AGREEMENTS......................................................................27
     EMPLOYEE BENEFITS..........................................................................27
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................29
   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................29
   ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K................................................30
     EXHIBITS...................................................................................30
     FORM 8-K REPORTS...........................................................................31
   ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES .........................................31

SIGNATURES......................................................................................48


                                                ii

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

BACKGROUND

      Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "Allergy Research Group"), together with its wholly owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Through Nutricology, Inc., the Company has produced quality, hypoallergenic nutritional supplements since 1980 and currently supplies products to over 4,000 physicians and health care practitioners worldwide. The Company was the first in the U.S. to introduce a number of specialty products, including melatonin (a neurohormone), germanium sesquioxide (a trace mineral), AntiOx(TM) (a broad-spectrum antioxidant), BufferED Vitamin C and Nattokinase (an enzyme derived from boiled soybeans).

THE COMPANY

      Allergy Research Group, then Scottsdale Scientific, Inc., was incorporated under the laws of the state of Florida on April 8, 1997 for the purpose of wholesale distribution of health and nutritional supplements. On February 3, 1998, the Company entered into an agreement to acquire Nutricology, Inc., a California corporation formed on March 11, 1980 ("Nutricology"). Nutricology was engaged in the distribution of hypoallergenic nutritional supplements under the guidance of Dr. Stephen Levine, PhD ("Dr. Levine").

      Nutricology now operates as a wholly owned subsidiary of Allergy Research Group. As used herein, the "Company" means Allergy Research Group and its subsidiary, except where indicated otherwise.

      We sell our products worldwide to healthcare professionals and other consumers, who recognize the Company for the quality, purity and efficacy of its targeted nutritional supplement line. Currently, we supply products to over 4,000 physicians and health care practitioners worldwide, including accounts in the United States, Japan, China, Taiwan, the United Kingdom, Germany, South Korea, Jamaica, New Zealand, Mexico, Turkey, Norway, Denmark, Switzerland, Italy, Ireland, Philippines, Russia, South Africa and Singapore. The United States accounts for approximately 87% of sales before returns, discounts and allowances, with the United Kingdom, Japan and Canada producing 7%, 2% and 1% of sales, respectively. Financial information regarding our revenue, income and assets can be found in our audited financial statements filed as part of this Report.

      We develop, contract manufacture, market and sell our own branded products, including vitamins and nutritional supplements under the NutriCology and Allergy Research Group labels. In addition, approximately 20% of the products we distribute are produced by other manufacturers in the industry and sold under our label under certain licensing arrangements. Our products are distributed through distributors to medical and professional accounts and to retailers. We also sell direct to healthcare professionals and to consumers via the Internet and telephone sales. See "Market Strategies" below. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids. Due to the nature of our business, the Company must carry a significant amount of inventory at all times in order to meet rapid delivery requirements. The Company does not have a significant amount of backorders at any given time and does not offer payment terms in excess of 30 days.

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

      The Company continues to collaborate with entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We continue to explore opportunities for partnerships and/or acquisition of these businesses to broaden our product line of innovative nutraceuticals, creating potential for real growth in sales and profit while providing products that promote general health. We believe that the Company's distribution channel to the medical and professional-practitioners market is pivotal to the successful introduction of unique products.

      PRODUCT RESEARCH AND DEVELOPMENT

      We strive to make the Company a leader in vitamin and nutritional supplement product development and intend to continue our commitment to research and development to create new products and existing product line extensions. In 2007 and 2006, we spent $255,300 and $257,691, respectively, on research and development. The nutritional supplement industry is influenced by products that become popular due to changing consumer interests in health, appearance and longevity, new research coming out on existing compounds or new compounds being discovered along with public and media attention to these same interests. We believe it is important to develop new products in these industries in order to capitalize on new market opportunities, to strengthen relationships with customers by meeting demand and to increase market share. In addition, we believe that continually introducing new products is important to preserving and enhancing gross margins due to the relatively short life cycle of some products. Our involvement in the research and development of nutraceuticals that could have pharmaceutical potential may enable us to expand our nutritional supplement product line and open a new potential revenue stream through joint ownership of patents.

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

      The Company currently does not have facilities for the manufacture of encapsulated and liquid products, and we are using outside vendors for this purpose. As of December 31, 2007, a concentration of approximately 61% of our manufacturing was distributed among four separate vendors. The four individual manufacturers and suppliers of raw materials accounted for approximately 27%, 14% and two vendors at 10%. We are committed to providing the highest quality products, and require our manufacturers to provide evidence that they have met our standards. Our outside vendors are required to manufacture our products in accordance with the applicable Current Good Manufacturing Practices ("cGMPs") of the United States Food and Drug Administration ("FDA") applicable to food and other applicable regulatory and compendial manufacturing standards, such as United States Pharmacopoeia ("USP"). Raw materials and finished products undergo random sample quality testing procedures, including weight, purity, heavy metals and microbiological testing. In order to assure that our products meet the high standards we require, we randomly take raw materials and samples from our manufacturers to independent laboratories for testing.

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

INDUSTRY OVERVIEW

      According to NUTRITION BUSINESS JOURNAL, the current overall global nutrition industry is estimated at approximately $226 billion, while the NATIONAL BUSINESS SUPPLEMENT BUSINESS REPORT 2007, released in September 2007, estimates that U.S. dietary supplement sales reached $22.5 billion in 2006, representing a 5.4% growth rate from the previous year. A report published by Koncept Analytics in November 2007 indicates that the health practitioner channel has emerged as the fasted growing channel for nutritional supplement sales.

      An article published in FOOD NAVIGATOR USA on January 2, 2008 states that a recent report by The Hartman Group identified five trends expected to impact consumer spending in the food and beverage industry during 2008. The report indicated that (1) consumers are pursuing higher quality brands and products,
(2) consumers are looking for products to address health and wellness issues focused on digestion, sustained energy and immunity, (3) consumers are focusing more attention on healthy eating habits, including avoiding foods they perceive as causing allergic reactions, such as wheat, gluten, corn, soy, dairy, potatoes and peanuts, (4) concerns regarding weight management, blood sugar regulation and digestive health have consumers looking for products to help address these issues, and (5) supplement users, in particular, are focused on products that will address the issues of healthy aging, balanced energy and inflammation.

      According to an article published by NUTRA INGREDIENTS USA on February 11, 2008, a recent report by The Hartman Group indicates that consumers continue to look for high-quality supplements to address these concerns. The research results disclosed in the article indicate that, when a health concern presents itself, most consumers will examine their diet first and, where changes in diet will not remedy the situation, they tend to turn to supplements to correct or balance the condition. The Hartman Group published its own article in FOOD NAVIGATOR USA on October 25, 2007, indicating that consumers place a lot of emphasis on the quality of products purchased.

      According to its website, The Hartman Group is a premier provider of consumer insights in the health and wellness industry, employing innovative proprietary research techniques designed to resolve the contradictions that exist between what consumers say and their actual behavior. Based on these recent reports, we anticipate that continuing consumer care over health and wellness will result in continued, but modest growth in the U.S. dietary supplement industry.

       Continuing efforts to implement more restrictive regulation of the industry in the European Union and other non-U.S. markets makes it more difficult to predict growth in the global market. Multiple Directives have been proposed in the European Union which would lower doses on existing products in that market and make other products unavailable. As the EU continues to press the Codex Alimentarius Commission, or Codex, an agency created in 1963 by two UN organizations - the Food and Agriculture Organization and the World Health Organization - to harmonize its efforts to develop comprehensive international regulation of the industry to match the EU's own efforts, it is likely that our access to international markets may be effected. See "Regulation" below for further discussion of those proposals.

      While the worldwide market continues to be affected by increased regulation and scrutiny in the industry, primarily as a result of concerns expressed by groups representing the pharmaceutical industry as to the consistency and quality of nutritional supplements, the U.S market is not immune to such efforts. In 2007, the FDA adopted good manufacturing practices ("GMPs") for nutritional supplements, as well as adverse material event reporting requirements. However, it is our position that these types of regulations have a positive effect on the U.S. market as they tend to build consumer trust and awareness. See "Regulations" below for additional information on U.S. regulation of the industry.

      Outside of efforts to increase regulation of dietary supplements both inside and outside of the United States, the pharmaceutical industry continues to make efforts to discredit the efficacy of nutritional supplements. Restrictions on the nutritional supplement manufacturer's ability to advertise the efficacy of vitamin, mineral and dietary supplement products makes it difficult to address such criticisms. At the same time, the industry must overcome the bad publicity of instances where supplements resulted in health related issues or have been misused, either as a result of consumer misuse in exceeding recommended dosages or through the use of supplements by well-known athletes in contravention of the rules and regulations set forth by their self-regulating agencies and associations. It is impossible to predict what impact those events have had or will have on general consumer spending.

      In recent years, the industry has experienced consolidation, with smaller companies being absorbed into larger competitors through mergers or acquisitions. This trend appears to continue and is likely due to the inability of smaller companies to compete with the greater resources of larger competitors who can spend more money developing distribution channels, advertising products and meeting the financial demands of compliance with new and more pervasive regulation in the industry.

      We expect the aging of the United States population, together with a corresponding increased focus on preventative health measures, to continue to influence the demand for vitamins and nutritional supplement products in the U.S. market. As reported by The Hartman Group, the use of multi-vitamins has become well-established and there is continued interest by consumers in products that target specific issues, such as aging and sustained energy. In marketing our products, we will need to focus on understanding consumer needs, introducing new products to meet those needs and winning the trust of consumers through the quality and efficacy of our products. Because consumer trends indicate an increased emphasis on the quality of dietary supplements as well as on hypo-allergenic properties, we believe that we are well-positioned to maintain or even increase market share over the next year. As indicated above, current industry trends indicate that sales through health care practitioners continue to be a successful distribution method, and we will continue to target professionals as our primary channel of distribution.

COMPETITION

      The industry has seen a consolidation of vitamin and supplement companies in recent years, including 2007. We compete with both large, nationally known manufacturers and many smaller manufacturers and distributors of nutritional supplements. Private label products also provide competition to our products. Many of our competitors have greater access to capital and may be better able to withstand volatile market conditions. In addition to competition from other companies in the VMS (vitamin, mineral and supplement) product sector, we experience competition from other sectors of the nutrition industry, including the functional food sector. Functional foods include breakfast cereals, fortified breads, cholesterol-lowering margarines and yogurt drinks, among others. As indicated above under "Industry Overview," research done by The Hartman Group indicates that consumers tend to make changes to their diets first before turning to supplements to address potential health concerns.

      Also as discussed under "Industry Overview" above, sales through health care practitioners has emerged as the fastest distribution channel. Sales through professionals continues to be our primary distribution channel as well. Our principal competitors in the professional market are Atrium Biotechnologies, Inc., Thorne, and Metagenics. Other larger competitors, such as NBTY, will likely continue to rely on mass market merchandisers, drug store chains, supermarkets, convenience stores and club stores for direct sales to consumers. Although there has been little growth through these channels, it offers them broader access to consumers. We will also continue to market our products through our website, health food stores, healthcare practitioners and independent distributors, where we hope to cater to consumers looking for high-quality, specialty products. We believe that we can build up our reputation for quality and efficacy through our current marketing methods rather than concentrating our efforts on mass market sales in competition with larger companies that have better resources and brand recognition even if many of their product lines are of lower quality than ours.

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

      Some of our competitors in the health and nutritional supplement business may be better funded and possess better marketing resources. We plan to compete primarily on the basis of superior service and differentiate the Company by marketing our high quality products directly to professionals, allowing a greater percentage of products to be distributed under private labeling, and producing products which address needs that have not been met by our competitors' products.

      Our ability to continue to compete in the non-U.S. markets where our products are sold will depend on whether and to what extent currently proposed regulations are adopted. Clearly, if allowable dosages on some of our products are reduced in the EU or other markets, we will need to be able to quickly make adjustments to meet the new standards. If we are required to sell products in lower dosages in those markets, it may affect consumer perception of the efficacy of nutritional supplements in general, or our products in particular, which may impact the market for dietary supplements in those markets. We continue to closely monitor those markets to ensure that we are ready to meet any new requirements and to market our products effectively.

MARKET STRATEGIES

      We have divided sales into multiple market channels:

      o Healthfood stores and professional accounts - Physicians, nutritionists, chiropractors and health care professionals (40%).

      o Distributor accounts - Sales to distributors (to be resold to the professional or retail markets) (49%).

      o     Retail accounts - Direct sales to consumers (11%).

      The Company markets its products under two brands, NutriCology(R) and Allergy Research Group(R). Both braNDS offer a complete range of products, including multivitamins, single-entity vitamins, minerals and nutritional supplements, including herbal products. The NutriCology(R) brand is sold to retail stores and consumers directly, while the Allergy Research Group(R) brand is sold primarily to the professional market only, either directly oR through distributors.

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

REGULATION

      In October 1994, the Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted to revise provisions of the Federal Food, Drug and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements. DSHEA states that dietary supplements do not require approval from the United States Food and Drug Administration, or FDA, before they can be marketed so long as the manufacturer is not introducing new dietary ingredients. The burden is placed on manufacturers to determine that the dietary supplements they manufactured are safe and that any representations or claims made about them are substantiated by adequate evidence. Unless the manufacturer is introducing a new dietary ingredient, it does not have to provide the FDA with this evidence either before or after it markets its products. As a result, supplements do not require FDA registration prior to production or sale.

      Manufacturers must still be able to demonstrate that all ingredients in their products are already recognized as a food substance and are present in the U.S. food supply. If not, they must show why any new ingredients are expected to be safe for use in dietary supplements. Any new dietary ingredients must be added to an approved list of ingredients. As a result, the introduction of new ingredients can slow the process of getting new products to market and add costs associated with meeting certain notice requirements.

      Despite the provisions in DSHEA intended to avoid intensive regulation of the dietary supplement industry, the manufacturing, processing, formulating, packaging, labeling and advertising of dietary supplements in the United States are still subject to varying degrees of regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), and the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states, localities and foreign countries where products are manufactured, distributed and/or sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamins and nutritional supplements in the United States and DSHEA has come under repeated attack by the pharmaceutical industry in attempts to increase regulation of dietary supplements which may compete for consumers seeking more holistic approaches to health care. As a result, new legislation is consistently proposed in both the Senate and House of Representatives that could, if adopted, result in significantly greater regulation of the VMS industry.

      The industry has formed a coalition comprised of dietary supplement manufacturers, industry trade associations and other supporters to help defeat challenges to DSHEA. However, at this time, we cannot predict with any certainty what changes may be implemented or how they will impact the Company's business or results of operations. In 2007, the FDA adopted final dietary supplement current good manufacturing practices (cGMPs), which we believe will help the dietary supplement industry gain consumer trust and provide greater consistency in the quality of products sold into the U.S. market. The cGMPs were adopted with a phase-in period for compliance, giving companies our size until mid-2009 to comply with the new standards. We have already begun work to implement new standards, and are working with our manufacturers to ensure that they will be in full-compliance by the effective date.

      On December 22, 2006, the United States also adopted the Dietary Supplement and Non-Prescription Drug Consumer Protection Act (the "AER Bill"). The AER Bill, which took effect the end of 2007, provides a reporting system for serious adverse events associated with dietary supplements and over-the-counter ("OTC") drugs. Serious events include those that result in death, a life-threatening experience, inpatient hospitalization, disability or incapacity, birth defect, or medical/surgical intervention to prevent one of these outcomes. The law requires manufacturers, packers and distributors to report serious adverse events associated with their products within 15 days after they receive notice of the event. As with the adoption of the cGMPs, we feel that the AER Bill helps to bolster consumer trust in the industry.

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

      On March 19, 2003, the FDA issued security guidance documents to ensure the safety and security of the U.S. food supply. These guidance documents are designed to reduce the risk of tampering or other malicious, criminal or terrorist acts. The FDA also announced increased surveillance of domestic and imported foods. The guidance documents were issued in response to the increased risk of bioterrorism. These guidance documents and heightened surveillance are part of Operation Liberty Shield, a comprehensive national plan designed to increase protections for U.S. citizens and infrastructure while maintaining the free flow of goods with minimal disruption to the economy or American way of life. The FDA guidance documents are not regulations and are not mandatory, but they do provide FDA recommendations, which are generally followed throughout the industry. It is unclear what, if any, impact compliance with the guidance documents by firms that produce, process, distribute, pack or transport food ingredients has had on the dietary supplement industry.

           Governmental regulations in the international marketplace are more unsettled, as the EU continues to work toward harmonizing regulations within its member nations while, at the same time, working with Codex to bring its guidelines into harmony with EU proposals. As indicated above, the EU, among other nations, has proposed several Directives, including the EU's Food Supplements Directive of 2002, which would (a) allow only certain vitamins and minerals to be sold and limit potency levels to one to three times the Recommended Daily Allowance ("RDA"), and (b) ban many popular nutrients and entire product categories, placing them under regulations imposed on drug products. Currently, much of the discussion appears to be related to the methods used to determine what doses are considered safe for consumers, with industry advocates arguing that the means to determine doses recommended to authorities and Codex were not scientifically proven. We continue to monitor these discussions. Although compliance with foreign regulation is generally the responsibility of our distributors in those jurisdictions, it is unclear what impact these regulations would have on consumer perception of dietary supplements sold in lower dosages, while other products we may currently sell in those jurisdictions may be banned entirely. We are unable to determine at this time what impact the implementation of new regulations or adoption of new guidelines by Codex will have on current markets for our products.

      In July 2005, Codex adopted Guidelines for Vitamin and Mineral Food Supplements (the "Guidelines"). The Guidelines only apply to supplements that contain vitamins and minerals that are regulated as foods. As indicated above, the Guidelines provide criteria for establishing maximum amounts of vitamins and minerals per daily portion of the supplement as recommended by the manufacturer, which is the current focus of discussion. They also address the packaging and labeling of supplements.

      The FDA has stated that the Codex Guidelines will not affect the availability of supplement products to U.S. consumers and, at this time, we do not expect that they will impact our sales in the U.S. market. We cannot predict the nature of any future laws, regulations, interpretations or applications in any of the jurisdictions where our products are sold, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. They could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our results of operations and financial condition. Currently, we do not believe that compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

      Because we do not currently manufacture pharmaceuticals and nutraceutical products through the Company, but only conduct literature work and patent applications for potential products, we do not currently anticipate application of regulations governing our activities in those fields. With respect to the manufacture of our vitamin and nutritional supplement products, our outside vendors are required to manufacture our products in accordance with all applicable governmental regulations, including the new cGMPs.

EMPLOYEES

      As of the date of this report, the Company employs 31 full-time and three part-time employees. The Company does not have any collective bargaining agreements with its employees and we believe our employee relations are good.

INTELLECTUAL PROPERTY

      Our trademarks are valuable assets that are very important to the marketing of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. The Company has 26 trademark registrations with the United States Patent and Trademark Office, including for Allergy Research Group(R) anD NutriCology(R). We rely on common law trademark rights to protect our unregistered trademarks. Common laW trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. Currently, we have obtained no patents for our vitamin and nutritional supplement products. However, we have been granted one patent for the treatment of ITP, idiopathic thrombocytopenia, which is a common bleeding malady. The related research could lead to a strict pharmaceutical product with patent protection.

AVAILABLE INFORMATION

      Copies of this report and our most recent proxy statement may be obtained by notifying the Company in writing at its physical address. The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contacted at (800) SEC-0330. We post a link to all Section 16 reports filed with the SEC on our website at www.allergyresearchgroup.com. You may also access our other reports via that link to the SEC website.

ITEM 2.    DESCRIPTION OF PROPERTY

      Our administrative office and warehouse is located in Alameda, California and is leased from AriBen Corporation, a California corporation that is wholly-owned by the Company's founder and Chief Executive Officer and Chief Financial Officer, Dr. Stephen Levine, and its Secretary and Vice President, Susan Levine, both of whom are also members of our Board of Directors. These facilities consist of approximately 29,821 square feet of office and warehouse space. The lease, which has a term of ten years (due to expire on January 31, 2010) with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease.

ITEM 3.    LEGAL PROCEEDINGS

      In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company is vigorously defending itself against the allegations and is countersuing for breach of contract.

      On or about November 1, 2007, Steven and Kimberly Bronson filed a Complaint for Court-Ordered Inspection of Corporate Records with the Circuit Court of the 15th Judicial District in and for Palm Beach, Florida. The complaint alleges that the Bronsons are entitled to inspect and make copies of corporate and accounting records of the Company which are not publicly available. The request for inspection submitted by the Bronsons was denied by the Company based on the inability of the Company to disclose these records without violating Regulation FD of the Securities Exchange Act of 1934, as amended, and because of the prior publication of correspondence and documents exchanged between the Company and the Bronsons, by Mr. Bronson. It is also our position that Mr. Bronson's stated purposes for requesting the information can be satisfied through information which has already been made publicly available by the Company. We will vigorously defend against this action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 6, 2007, we held our annual meeting of shareholders at which the shareholders voted to (1) re-elect each of the Company's directors, and (2) ratify the selection of the Company's independent auditor for the fiscal year ending December 31, 2007. The voting totals were as follows:

-------------------------------- -------------- ------------ ------------------
                                      For                         Withheld
-------------------------------- -------------- ------------ ------------------
(1) Director - Stephen Levine      13,465,071                      787,145
-------------------------------- -------------- ------------ ------------------
(1) Director - Susan Levine        13,460,071                      792,145
-------------------------------- -------------- ------------ ------------------
(1) Director - Edward Kane         13,459,971                      792,245
-------------------------------- -------------- ------------ ------------------
                                      For          Against        Abstained
-------------------------------- -------------- ------------ ------------------
(2) Independent Auditors           14,213,031       6,540          32,643
-------------------------------- -------------- ------------ ------------------

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Financial Industry Regulatory Authority's ("FINRA") Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ALRG." The following table sets forth the trading history of the Common Stock on the OTCBB for each quarter of fiscal years ended December 31, 2006 and 2007, and the partial period ended March 24, 2008, as reported by Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

              Quarter          Quarter         Quarter
              Ending             High            Low

             3/31/2006          $1.12           $0.81
             6/30/2006          $0.95           $0.85
             9/30/2006          $0.90           $0.55
             12/31/2006         $0.87           $0.69
             3/31/2007          $0.90           $0.79
             6/30/2007          $0.85           $0.67
             9/30/2007          $0.95           $0.70
             12/31/2007         $0.93           $0.81
             3/24/2008*         $0.87           $0.72

*Reflects partial period.

HOLDERS

      As of March 18, 2008, there were approximately 85 holders of record of the Company's Common Stock as reported by our independent transfer agent. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors.

DIVIDENDS

      We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. To date, the Board of Directors has elected to retain earnings for operations and has no current plans to pay dividends in 2008.

RECENT SALES OF UNREGISTERED STOCK

      None.

EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------------------
                                (a)                             (b)                            (c)
--------------------------------------------------------------------------------------------------------------
Plan category                   Number of                       Weighted-average               Number of
                                securities to be                exercise price of              securities
                                issued upon                     outstanding                    remaining
                                exercise of                     options, warrants              available for
                                outstanding                     and rights                     future issuance
                                options, warrants                                              under equity
                                and rights                                                     compensation
                                                                                               plans
                                                                                               (excluding
                                                                                               securities
                                                                                               reflected in
                                                                                               column
                                                                                               (a))
--------------------------------------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders                   293,750                          $0.40                        576,750

--------------------------------------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders                         0                          $0.00                              0

--------------------------------------------------------------------------------------------------------------

Total                              293,750                          $0.40                        576,750


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

      o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the fiscal year ended December 31, 2007 compared to 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

      o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2007.

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

      o     Volume of products ordered.
      o     Mix of products purchased by our customers.
      o     Prices at which we sell our products.
      o Our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, freight and royalties.
      o     Our ability to match operating costs to shifting volume levels.
      o Increases in the cost of raw materials and other supplies, which may impact pricing, our ability to compete or result in lower profit margins if prices are not raised on related products.
      o     The impact of competitive products.
      o     Adequacy and availability of insurance coverage.
      o     Our inability to gain and/or hold market share.
      o Exposure to and expense of resolving and defending product liability claims and other litigation.
      o     Consumer acceptance of our products.
      o     Managing and maintaining growth.
      o     Customer demands and changes in industry trends.
      o Market and industry conditions including pricing, demand for products, levels of trade inventories, raw materials availability and changes in applicable laws and government regulation.
      o The success of product development and new product introductions into the marketplace.
      o     Slow or negative growth in the nutritional supplement industry.
      o     The departure of key members of management.
      o     Our ability to efficiently manufacture our products.
      o     Unexpected customer bankruptcy.
      o     The effect of SFAS 123R on future stock-based compensation.
      o The majority of the members on our board of directors are also members of management. We have no plans to add additional independent directors at this time.
      o The implementation of additional internal controls under Item 404 of the Sarbanes-Oxley Act of 2002, as required for small business issuers.
      o Costs of compliance with new laws and regulations impacting our industry, including but not limited to the newly adopted cGMPs.
      o     Limitations on future financing.
      o Increases in the cost of borrowings and unavailability of debt or equity capital.

OVERVIEW

      BUSINESS DESCRIPTION. We strive to be an innovative leader in nutraceutical research and product formulation. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide, as well as other consumers. We develop, contract manufacture, market and sell our own brands, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors, TO medical and professional accounts, retail stores and consumers directly via our website and telephone orders. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes), and liquids. We also distribute certain third-party manufactured products under our labels. These third-party products account for approximately 20% of all products offered by the Company. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

      The Company is still collaborating with several entrepreneurs of cutting-edge science-based products, who have limited resources to bring their products to market. We look towards working partnerships and/or acquisition of these businesses to broaden our product line. There is potential for real growth in sales and profit while providing products that promote general health. The Company's distribution channel to the medical and professional-practitioners market is key to the successful introduction of unique products.

RESULTS OF OPERATIONS

      Please refer to the consolidated financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

      FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

The following table and discussion is a summary of our consolidated results of operations:

-------------------------------------------  -----------------------------------------------------
                                                       Twelve months ended December 31,
-------------------------------------------  -----------------------------------------------------
                                                                                $           %
                                                                             Change      Change
-------------------------------------------  -------------- -------------- ----------- -----------
                                                                              from        from
-------------------------------------------  -------------- -------------- ----------- -----------
                                                  2007           2006         2006*       2006*
-------------------------------------------  -------------- -------------- ----------- -----------
Revenues                                        $16,725,246    $16,273,465    +451,781         +3%
-------------------------------------------  -------------- -------------- ----------- -----------
Cost of Sales                                    10,340,573     10,193,737    -146,836         -1%
-------------------------------------------  -------------- -------------- ----------- -----------
Gross Profit                                      6,384,673      6,079,728
-------------------------------------------  -------------- -------------- ----------- -----------
Gross Profit as a % of Sales                          38.2%          37.4%
-------------------------------------------  -------------- -------------- ----------- -----------
Operating Expenses:
-------------------------------------------  -------------- -------------- ----------- -----------
   Selling, General and Administrative            4,479,727      4,193,887    -285,840         -7%
-------------------------------------------  -------------- -------------- ----------- -----------
   Research and Development                         255,300        257,691      +2,391         +1%
-------------------------------------------  -------------- -------------- ----------- -----------
Operating Expenses                                4,735,027      4,451,578    -283,449         -6%
-------------------------------------------  -------------- -------------- ----------- -----------
Earnings from Operations                          1,649,646      1,628,150
-------------------------------------------  -------------- -------------- ----------- -----------
Interest Income                                     195,669        134,024     +61,645        +46%
-------------------------------------------  -------------- -------------- ----------- -----------
Net Earnings Before Tax                           1,845,315      1,762,174
-------------------------------------------  -------------- -------------- ----------- -----------
Provision for Income Tax                            721,396        666,198     -55,198         -8%
-------------------------------------------  -------------- -------------- ----------- -----------
Net Earnings                                     $1,123,919    $ 1,095,976     +27,943         +3%
                                                 ==========    ===========
-------------------------------------------  -------------- -------------- ----------- -----------

___________
     * + = Favorable change to NET EARNINGS; - = Unfavorable change to NET EARNINGS.


      REVENUES. Our revenues grew at a modest rate during 2007. The majority of the increase is attributable to increased sales to distributors with a small increase in retail sales, while sales to wholesale accounts decreased. The overall increase in sales is primarily due to the introduction of new products and the result of promotional activities.

      COST OF SALES. Cost of sales increased as a direct result of the increase in sales. We continue to make a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been relatively consistent and we expect this trend to continue for the foreseeable future. Gross profit margins increased slightly for the period over period comparison primarily as a result of increased prices on 50 items beginning in February 2007.

      OPERATING EXPENSES. General and administrative expenses increased due to an increase in payroll expense associated with the addition of a National Accounts Manager, salary increases for line staff, increased attendance at trade shows, printing of a new catalog in 2007 and increased sales promotions utilizing samples. We anticipate that general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002 (including, among other things, compliance with Item 404 financial controls).

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased during 2007 due to a reallocation of resources. However, we anticipate that research and development expense could increase over the long term as a result of the growth of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our position within the nutritional and supplement market.

      INTEREST. Due to our increased cash balance and because we placed excess cash in short-term certificates of deposits, interest income increased for the year to date over the comparative prior period.

      INCOME TAXES. Provision for income taxes represents federal and state income taxes based on earnings and changes to deferred taxes.

      NET EARNINGS. Net earnings before tax increased due to the increase in sales and interest income offset by increased general and administrative costs; however, increased provision for income tax resulted in decreased net earnings.

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

      As of December 31, 2007, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as discussed below, have existed which will have a material effect on our liquidity.

LIQUIDITY AND CAPITAL RESOURCES

      For the past five years combined we have generated aggregate net income of $6,355,270. We believe that we will continue to generate net income so long as we continue to generate sales at the current level, and we are currently financing our operations through cash generated by operating activities.

      We currently do not utilize any off-balance sheet financing arrangements.

      FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

      Cash Flows

      OPERATING ACTIVITIES. Net cash flows provided by operating activities was $1,807,691 and $685,010 for the years ended December 31, 2007 and 2006, respectively. Net cash provided by operating activities for both periods primarily reflects net earnings and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash generated by operating activities for 2007 is primarily explained by decreases in inventory levels of $456,787 due to an effort to reduce the inventory on hand, a decrease in prepaid expenses and other assets of $75,197, an increase in accounts payable and accrued expenses of $111,641, and an increase in income taxes payable of $118,809, offset by an increase in accounts receivable of $153,616. Cash generated by operating activities for 2006 is primarily explained by increases in inventory levels of $503,512 due to increased purchases to obtain favorable pricing, to fulfill minimum purchase requirements of certain vendors, and to obtain quantity discounts, and an increase in accounts payable and accrued expenses of $96,753.

      INVESTING ACTIVITIES. Net cash flows used in investing activities for the twelve months ended December 31, 2007 and 2006 was $43,742 and $13,431, respectively, for a new label printer, computer equipment and software in 2007 and equipment upgrades in 2006.

      FINANCING ACTIVITIES. Net cash flows used by financing activities for 2007 represents $80,196 in cash paid for the purchase of 97,800 shares of our common stock offset by cash proceeds received of $16,000 for exercise of employee stock options. There were no cash flows from financing activities during 2006.

      Current Financial Condition/Risk Analysis

      At December 31, 2007, the Company had positive working capital of $7,998,279, compared to working capital at December 31, 2006 of $6,912,473. Working capital increased as a result of our cash flows generated from operating activities. Approximately 90% of our account receivables and nearly 100% of our current liabilities are due within 60 days or less. We have focused our cash management efforts on actively managing our receivables and payables. We finance our inventory and accounts receivable through earnings from operations. We have a line of credit available if income from operations should fail to provide the financing needed. If customer demand should drop off due to such factors as pricing pressures imposed by competitors, customer bankruptcies or some other unforeseen circumstances, our access to funds may be restricted.

      During 2007, we experienced a concentration of approximately 61% of our manufacturing with four separate vendors (concentration ranging from 10% to 27% with each individual vendor). We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that we have good relations with all of our current manufacturers and suppliers. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing our products; however, we can offer no guarantees that we would be able to replace these manufacturers and bring them up to speed on our products without at least a temporary disruption in the manufacturing and distribution process. Because we do not have written agreements with our manufacturers, we also have no rights of indemnity with respect to the products manufactured by them in the event a claim is brought against the Company based on the effects of those products.

      Approximately 11% of our total sales in 2007 and 2006 were attributable to the same distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sell directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales; however, we can offer no guarantee as to what extent these customers would begin to purchase products directly from the Company.

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

      An economic downturn resulting from such activities could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business.

      In response to past terrorist activities and possible future attacks, on March 19, 2003, the FDA issued four new security guidance documents designed to step-up the inspection of foods and food ingredients entering or present within the U.S. Although these guidance documents are not mandatory, they represent the recommendations of the FDA, which are generally followed in the food industry. As yet, it is unclear what effect, if any, the compliance with these guidance documents by members of the food industry has had on the dietary supplement industry. Certain dietary ingredients may also represent food ingredients that are subject to these types of inspections. Although the guidance documents are part of Operation Liberty Shield, which is designed to minimize impact to the economy, the increased surveillance of domestic and imported foods may result in delays and/or increased expenses in the food industry and indirectly affect our business operations.

      In addition, the FDA recently adopted current good manufacturing practice
(cGMP) regulations for dietary ingredients and dietary supplements. The new rules establish new standards or cGMPs to help reduce the risk associated with adulterated or misbranded dietary supplements, as well as establish industry-wide standards necessary to ensure that dietary supplements are manufactured consistently as to identify purity, quality, strength and composition. The new rules contain requirements for the design and construction of physical plants, and establish quality control procedures and procedures for testing manufactured dietary ingredients and dietary supplements. Finally, the rules include requirements for maintenance of records and handling of consumer complaints related to the cGMPs. As a small business, we qualify for a delayed implementation process, giving us until mid-2009 to comply, which will allow us to spread the cost somewhat over the implementation period. However, we cannot predict with certainty any impact of such costs on our results of operations or financial condition. The FDA estimates that the proposed rule will have a significant impact on small businesses under the Regulatory Flexibility Act, with small business bearing a proportionately larger cost than large businesses.

      Our line of credit with Merrill Lynch Working Capital Management Account will expire on November 30, 2008 and is expected to be renewed. In the event we were unable to renew or obtain a new line of credit with this or another banking facility, we may not be able to allow for unexpected or emergency expenses which may arise during the course of our operations. In that event, we may be required to raise additional capital through the sale of equity or debt instruments, and we can offer no guarantee that such financing would be on terms favorable to the Company or that such financing would be available to the Company as needed.

      CONTRACTUAL OBLIGATIONS. Our Contractual Obligations and Commercial
Commitments are detailed below:

  --------------------------- -------------------------------------------------------------------------------------
                                                             Payments Due by Period
  --------------------------- -------------------------------------------------------------------------------------
                                                     Less
        Contractual                                  Than 1               1-3             4 - 5         After 5
        Obligations                Total              Year               Years            Years          Years
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Line of Credit(1)                         -                  -                   -             -               -
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Capital Lease Obligations                 -                  -                   -             -               -
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Operating Leases(2)              $2,196,000           $288,000            $864,000      $576,000        $468,000
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Purchase Obligations(3)          $2,067,343         $2,067,343                   -             -               -
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------
  Total Cash Contractual
  Obligations                      $4,263,343         $2,355,343            $864,000      $576,000        $468,000
  --------------------------- ---------------- ------------------ ------------------- ------------- ---------------

(1) This represents our borrowings under the line of credit with Merrill Lynch, which had a zero balance as December 31, 2007 and through the date of this filing. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of December 31, 2007, the interest rate on the line of credit was 7.38% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if we were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position. The CEO of the Company has personally guaranteed the line of credit; however, as of February 1, 2007 the personal guarantee has been waived.
(2) Represents our Alameda, California location lease with AriBen Corporation, a related party. See "Related Party Transactions" under
         Item 12.
(3)      Represents outstanding purchase orders for inventory.

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

      INCOME TAXES

      SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," and the related interpretations and guidance including FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ", establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, for which there were none as of December 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued the following recent accounting pronouncements:

      In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF SFAS 115", ("SFAS 159"). Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The Company does not expect the new standard to have any material impact on its financial statements.

      In June 2007, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-3, "ACCOUNTING FOR NONREFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES", (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2008. The Company does not expect the new standard to have any material impact on its financial statements.

      In December 2007, the FASB issued SFAS No. 141(R) "BUSINESS COMBINATIONS", ("SFAS 141(R)"). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2)Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the new standard to have any material impact on its financial statements.

      In December 2007, the FASB issued SFAS No. 160 "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51", ("SFAS 160"). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is does not currently expect the new standard to have any material impact on its financial statements.

ITEM 7.    FINANCIAL STATEMENTS

      Please see our audited consolidated financial statements for the year ended December 31, 2007, attached hereto.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 8A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

     As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15f under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our internal control over financial reporting includes those policies and procedures that:

     - Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and
(v) monitoring. We used a consulting firm to assist management with its assessment of the effectiveness of our internal controls over financial reporting. Based on management's assessment and those criteria, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

     This annual report does not include an attestation of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
     There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Susan Levine                          Vice-President, Secretary and Director
2300 North Loop Road
Alameda, CA 94502

Ed Kane (1)                           Director
45 Reese Road
Millville, NJ 08332

         (1) Mr. Kane acts as an independent director for the Company.

     The following is a summary of the business experience of the officers and directors of the Company as well as other key employees.

     STEPHEN LEVINE, PH.D. (58) served as the Company's Chief Executive Officer from December 1997 to January 1999, recommenced service to the Company in that capacity in January 2000 upon resignation of the interim CEO, and has held the position since that time. Dr. Levine also serves as Chairman of the Board and a Director of the Company positions held since December 1997, and, in January 2001, was appointed Chief Financial Officer of the Company. In addition to these various roles, Dr. Levine is solely responsible for all scientific research and development of new products. He has been involved in the nutraceutical industry for over 25 years and is in a unique position to receive invaluable scientific information from the nutraceutical community. His network of associates includes renowned medical doctors, researchers and industry leaders. Dr. Levine graduated cum laude from the State University College in Buffalo, New York and received his Ph.D. from the University of California, Berkeley. In 1979, Dr. Levine founded NutriCology and was employed as its owner and operator from that time until 1998, when NutriCology was acquired by the Company. Dr. Levine is the author of AntiOxidant Adaptation, Its Role in Free Radical Pathology. Dr. Levine's reputation and talent in the industry are world-renowned. Dr. Levine is the husband of Susan Levine, who acts as Vice-President, Secretary and Director of the Company.

     FRED SALOMON (69) has served as President since August 12, 2003. He was hired in 2002 to fill the role of Director of Operations. Mr. Salomon is responsible for the daily operation of the business. He oversees all aspects of day-to-day operations. He also works with Ms. Levine on marketing concerns. Mr. Salomon brings 40 years of executive management experience. He comes from the home-sewing and craft industry, where he managed and grew several businesses. He also founded his own company, which he sold to the McCall Pattern Company, where he served as Chief Operating Officer of their national distribution company, NMI, Inc. From July 1982 through June 2002, Mr. Salomon was general manager of Lion Notions, Inc. and Fantasy Importers, Inc., both privately held corporations.

     SUSAN LEVINE (54) is a cofounder of the Company and has served as the Secretary, Vice-President and Director to the Company since December 1997. Ms. Levine resigned her board membership temporarily between January 1999 and January 2000. Since 1980, Ms. Levine has worked with her husband, Dr. Stephen Levine, in the creation and development of the Company. Ms. Levine currently plans and regularly attends tradeshows on the Company's behalf. Prior to working for the Company, Ms. Levine was the Director of Senior Housing ECHO, a non-profit organization located in Hayward, California, where her duties included grant writing and coordination of workers for social programs.

     ED KANE (80) was appointed to the Company's Board of Directors on November 8, 2000. From 1955 to present, Mr. Kane has acted as the sole owner and chief executive officer of Kane Steel, a company that has current gross sales of $25 million and over 120 employees. Mr. Kane also started K-TRON International ("KTII") in 1964. KTII was the first to digitize weigh feeding, which is a system used to continuously weigh and feed material for the process industries. KTII is listed on the over-the-counter market and is a $120 million company today, with plants in Switzerland and the United States. In addition, Mr. Kane started K-FLOW International ("KFI") in 1980 to manufacture a patented mass flow meter. KFI was merged into the instrument division of the Swiss firm Asea Braun Bavari in 1991. Expanding into the health field ten years ago, Mr. Kane and his wife Patricia, a Ph.D., founded BodyBio Corporation, a specialized laboratory analysis service utilized by physicians worldwide in interpreting blood test results. Mr. Kane is currently the chief executive officer of BodyBio Corporation. Mr. Kane has been a student of science and medicine for most of his adult life, and holds a degree from Temple University. Mr. Kane's particular focus has been on fatty acid metabolism. He has been a visiting professor at the Wharton School of Business in Philadelphia and instructs physicians in a biomedical course on lipid metabolism five times yearly. Mr. Kane holds several U.S. patents on steel structures, instrumentation and biochemistry. The city of Millville, New Jersey recognized Mr. Kane as one of the three leading industrialists of the last half century.

KEY EMPLOYEES

      CLINTON ABBOTT has served as Operations Manager of the Company since October 1999. Mr. Abbott has filled various roles for the Company: from July 1999 to September 1999, he acted as Pharmacy Market Development Manager; from September 1998 to July 1999 he acted as Purchasing and Facilities Manager; from April 1997 to September 1998 he acted as Purchasing/Warehouse Manager; and from December 1996 to April 1997, he acted as Purchasing Manager. Mr. Abbott brings 20 years of experience with two of the largest pharmaceutical wholesalers in the U.S., including Cardinal Health where he held the title of Purchasing, Operation and Distribution Manager. Mr. Abbott holds a B.S. degree in Business Administration from California State University, Sacramento, where he graduated in 1980.

      LAURA JOHNSON, CPA, has been the Controller for the Company since January 2001. Prior to accepting the position with the Company, she was the controller at a small, closely-held company. She has also held various accounting and auditing positions with American Stores, Inc., Ball Metal Container Group and Price Waterhouse. Ms. Johnson holds a B.S. degree in Business Administration with a concentration in accounting from Colorado State University, Fort Collins, where she graduated in 1981.

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

      DR. DANIEL RUBIN, N.C. Dr. Rubin has been a medical and technical consultant to the Company since 1997, and acted as our national spokesperson during 1999. He is the Director of Clinical Research and Attending Physician at Aidan, Incorporated, an Immunology or Oncology company in Tempe, Arizona, which designs and manufactures state-of-the art immunological products and protocols. He is also the Medical Director for the Being Alive Wellness Center, the medical program of AIDS Project Arizona. He received his N.D. from Southwest College of Naturopathic Medicine, where he also did his residency, in 1997. Dr. Rubin has extensive teaching experience, and has delivered lectures in Asia, as well as the United States, on Cancer Immunology and HIV Disease.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, all reports that were required to be filed by our directors, officers or principal shareholders during 2007 under Section 16(a) of the Securities Exchange Act of 1934 were timely filed.

ITEM 10.   EXECUTIVE COMPENSATION

REMUNERATION PAID TO EXECUTIVES

     The following table sets forth the remuneration to the Company's named executive officers for the past three fiscal years:

                                              SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                   -------------------------------------
                                      Annual Compensation                   Awards             Payouts
                              ------------------------------------ -------------------------- ----------
                                                         Other                   Securities
                                                         Annual      Restricted    Under-                 All Other
Name and                                                 Compen-       Stock       lying         LTIP      Compen-
Principal                        Salary       Bonus      sation       Award(s)    Options       Payouts    sation
Position               Year      ($)(6)        ($)         ($)          ($)         (#)           ($)        ($)
-------------------- -------- ------------- ---------- ----------- ------------ ------------- ---------- ------------
Stephen Levine, CEO    2005        309,616    100,000                                                      20,422(1)
                       2006        309,616     90,000                                                      20,422(1)
                       2007        323,359     90,000                                                      20,672(2)

Manfred (Fred)         2005        115,385    100,000                                                      10,500(3)
Salomon,               2006        115,385     90,000                                                      10,500(3)
President              2007        120,461    100,000                                                      11,000(3)

Susan Levine,          2005        186,562     40,000                                                      18,006(4)
Secretary              2006        186,562     36,000                                                      18,006(4)
                       2007        194,651     36,000                                                      18,256(5)

(1) Represents 401(k) matching funds of $11,000, long-term disability policy of $2,427 and a life insurance policy of $6,995.
(2) Represents 401(k) matching funds of $11,250, long-term disability of $2,427 and a life insurance policy of $6,995.
(3)      Represents 401(k) matching funds.
(4) Represents 401(k) matching funds of $11,000, long-term disability policy of $2,251 and a life insurance policy of $4,755.
(5) Represents 401(k) matching funds of $11,250, long-term disability policy of $2,251 and a life insurance policy of $4,755.
(6) There has not been a salary increase for officers since 2003. The 2007 wages higher than 2005 and 2006 due to our bi-weekly processing of payroll and the timing of payments.

     During the fiscal years ended December 31, 2007 and 2006, we did not grant any stock options to executive officers. Options granted in 2003 are included in the table below:

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

REMUNERATION PAID TO DIRECTORS

     With the exception of compensation paid to officers, no remuneration was paid to the Company's directors during its fiscal year ended December 31, 2006; however, during 2007 we compensated our independent director $1,500 per meeting attended ($6,000).

EMPLOYMENT AGREEMENTS

     The Company does not have a current employment agreement with any of its officers, including its Chief Executive Officer and its President.

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

      An option granted under the 1998 Incentive Stock Option Plan expires five
(5) years from the date of grant or, if earlier, on the date of the optionee's termination of employment or service, or no more than six (6) months after the optionee's death or disability. Options granted under the 1998 Incentive Stock Option Plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The Board of Directors has authority to grant options under the 1998 Incentive Stock Option Plan to non-officer employees (including outside directors) of the Company and consultants to the Company at an exercise price not lower than the fair market value of the Common Stock on the date of grant.

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

      RULE 401(K) RETIREMENT PLAN. In January 1997, the Company adopted the NutriCology, Inc. 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company will match 100 percent of an employee's contribution, limited to 5% of the employee's compensation. Total provisions with respect to these plans approximated $94,000 and $76,000, for the years ended December 31, 2007 and 2006, respectively. The lesser amount in 2006 is due to a refund of 2005 matching which was applied to 2006 and reduced the amount the company had to pay.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of December 31, 2007 concerning the beneficial ownership of our common stock by (i) each director,
(ii) each named executive officer, (iii) each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, and
(iv) the directors and officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock owned by them.

------------------------ ----------------------------------- ---------------------------- --------------------
                                  Name and Address of            Amount and Nature of          Percent of
Title of Class                     Beneficial Owner              Beneficial Ownership          Class(1)(2)
------------------------ ----------------------------------- ---------------------------- --------------------
$.001 par value          Stephen A. Levine, Ph.D.
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

(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 31, 2007, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed outstanding for the purpose of computing the percentage owned by any other person or the group.
(2) Percentages are based on 14,463,805 shares outstanding on December 31, 2007.
(3) Represents shares held jointly with the Company's Secretary, Susan D. Levine, and Chief Executive Officer, Dr. Stephen A. Levine, as community property.
(4) Includes 10,113,250 shares held jointly by our Chief Executive Officer, Dr. Stephen A. Levine, and our Secretary, Susan D. Levine.
(5) Includes options to purchase 98,250 shares of common stock at an exercise price of $.40 per share which are fully vested.

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

(b)   Form 8-K Reports

           None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT AUDITORS

      The firm of Clancy and Co., P.L.L.C. served as the Company's independent public accountants for the years ended December 31, 2007 and 2006. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and determined that the payment of such fees is compatible with maintaining the independence of the accountants.

      Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

      AUDIT FEES

      The aggregate fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended December 31, 2007 and 2006 was $61,800 and $52,000, respectively.

      AUDIT-RELATED FEES

      None.

      TAX FEES

      The aggregate fees billed for tax compliance rendered by our independent auditors for the year ended December 31, 2007 was $6,200 and 2006 was $6,000.

      ALL OTHER FEES

      None.

      AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      The Company does not currently have an Audit Committee. The Company's current policy is that the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2007 and 2006. Our independent auditors did not provide us with any non-audit services during the periods indicated above.

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Report of Independent Registered Public Accounting Firm..................... F-2

Consolidated Balance Sheet ................................................. F-3

Consolidated Income Statements ............................................. F-4

Consolidated Statements of Changes in Stockholders' Equity ................. F-5

Consolidated Statements of Cash Flows ...................................... F-6

Notes to Consolidated Financial Statements ................................. F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALLERGY RESEARCH GROUP, INC.

We have audited the accompanying consolidated balance sheet of Allergy Research Group, Inc., a Florida Corporation, and Subsidiary (the "Company") as of December 31, 2007 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the two preceding years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the consolidated results of their operations and their cash flows for the periods indicated above, in conformity with generally accepted accounting principles in the United States of America.



Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 28, 2008

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

ASSETS
------
Current assets
   Cash and cash equivalents                                        $ 4,859,156
   Accounts receivable, net                                             972,354
   Inventories, net (Note 3)                                          2,620,337
   Prepaid state income taxes (Note 10)                                   1,621
   Prepaid expenses and other current assets                            218,447
                                                                    -----------
Total current assets                                                  8,671,915
                                                                    -----------

Property and equipment, net (Note 4)                                    477,967
                                                                    -----------

Intangible assets, net (Note 5)                                          13,180
                                                                    -----------

TOTAL ASSETS                                                        $ 9,163,062
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                                 $   234,531
   Accrued expenses (Note 6)                                            262,822
   Income taxes payable (Note 10)                                       130,767
   Deferred tax liability (Note 10)                                      45,516
                                                                    -----------
Total current liabilities                                               673,636
                                                                    -----------

Commitments and Contingencies (Note 11)

Stockholders' equity
Preferred stock:  $0.25 par value, authorized:
  1,000,000 issued and outstanding:  None                                  None
Common stock: $0.001 par value, authorized shares: 100,000,000;
  issued: 15,105,355, outstanding: 14,463,805                            15,105
Additional paid-in capital                                            1,158,127
Retained earnings                                                     7,666,413
Less:  treasury stock, at cost (641,550 shares)                        (350,219)
                                                                    -----------
Total stockholders' equity                                            8,489,426
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 9,163,062
                                                                    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECMEBER 31, 2007 AND 2006


                                                         2007            2006
                                                     -----------     -----------

Net sales                                            $16,725,246     $16,273,465
Costs of sales                                        10,340,573      10,193,737
                                                     -----------     -----------
Gross margin                                           6,384,673       6,079,728
                                                     -----------     -----------

Operating expenses
   Selling, general and administrative                 4,479,727       4,193,887
   Research and development                              255,300         257,691
                                                     -----------     -----------
Total operating expenses                               4,735,027       4,451,578
                                                     -----------     -----------

Earnings from operations                               1,649,646       1,628,150

Other income
   Interest income                                       195,669         134,024
                                                     -----------     -----------

Earnings before income taxes                           1,845,315       1,762,174

Provision for income taxes (Note 10)                     721,396         666,198
                                                     -----------     -----------

Net earnings available to common stockholders        $ 1,123,919     $ 1,095,976
                                                     ===========     ===========

Basic earnings per share                             $      0.08     $      0.08
                                                     ===========     ===========

Diluted earnings per share                           $      0.08     $      0.07
                                                     ===========     ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                COMMON         COMMON     ADDITIONAL
                                PREFERRED       STOCK          STOCK        PAID-IN       RETAINED     TREASURY
                                  STOCK         SHARES         AMOUNT       CAPITAL       EARNINGS       STOCK         TOTAL
                               --------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 2005             --     15,105,355    $    15,105   $ 1,150,641   $ 5,446,518   $  (278,537)   $ 6,333,727
Net earnings                           --             --             --            --     1,095,976            --      1,095,976
                               --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006             --     15,105,355         15,105     1,150,641     6,542,494      (278,537)     7,429,703
Exercise of employee stock
  options [40,000 shares]              --             --             --         7,486            --         8,514         16,000
                               --------------------------------------------------------------------------------------------------
Purchase of treasury shares
       [97,800 shares]                                                                                    (80,196)       (80,196)
                               --------------------------------------------------------------------------------------------------
Net earnings                           --             --             --            --     1,123,919            --      1,123,919
                               --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007             --     15,105,355    $    15,105   $ 1,158,127   $ 7,666,413   $  (350,219)   $ 8,489,426
                               ==================================================================================================


                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                             ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                             2007             2006
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $ 1,123,919      $ 1,095,976
                                                                         -----------      -----------
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation                                                             69,825           72,308
     Change in deferred taxes                                                  5,129           21,683
Changes in assets and liabilities
    (Increase) decrease in accounts receivable                              (153,616)         136,205
    (Increase) decrease in inventories                                       456,787         (503,512)
    (Increase) decrease in prepaid expenses and other current assets          75,197          (18,593)
     Increase (decrease) in accounts payable and accrued expenses            111,641          (96,753)
     Increase (decrease) in income taxes payable                             118,809          (22,304)
                                                                         -----------      -----------
Net cash flows provided by operating activities                            1,807,691          685,010
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                     (43,742)         (13,431)
                                                                         -----------      -----------
Net cash flows used in investing activities                                  (43,742)         (13,431)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Acquisition of Treasury Shares                                            (80,196)              --
   Exercise of employee stock options                                         16,000               --
                                                                         -----------      -----------
Net cash flows provided by financing activities                              (64,196)              --
                                                                         -----------      -----------

Increase in cash and cash equivalents                                      1,699,753          671,579
Cash and cash equivalents, beginning of year                               3,159,403        2,487,824
                                                                         -----------      -----------
Cash and cash equivalents, end of year                                   $ 4,859,156      $ 3,159,403
                                                                         ===========      ===========

CASH PAID FOR:
   Interest                                                              $        --      $        --
                                                                         ===========      ===========

   Income taxes                                                          $   510,904      $   754,182
                                                                         ===========      ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                 F-6

                   ALLERGY RESEARCH GROUP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Allergy Research Group, Inc. (the "Company"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Since 1980, Nutricology, Inc. has produced quality, hypoallergenic nutritional supplements and currently supplies products to physicians and health care practitioners worldwide. The Company is headquartered in Alameda, California and the Company's shares are quoted on the Financial Industry Regulatory Authority's ("FINRA") Over-the-counter Bulletin Board.

The Company sells its products directly to consumers and to medical professionals and retailers, and through distributors who sell products to professionals and retailers. The Company develops, contract manufactures, markets and sells its own brand of products, including vitamins and nutritional supplements, throughout the world under the NutriCology(R) and Allergy Research Group(R) labels, and distributes third-party products under these brands representing approximately 20% of its total products. The Company offers a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals and herbals. The Company's products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. The Company's liquid and powder products are packaged by outside vendors and manufacturers. The Company is expanding its research on nutraceuticals and continues to add new products to its existing product line.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING - The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Allergy Research Group, Inc. (a Florida corporation) and its wholly-owned subsidiary, Nutricology, Inc. (a California corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS SEGMENT INFORMATION - The Company operates in one industry segment: developing, marketing and distributing natural nutritional supplements. The Company's sales are primarily to distributors (50%) and to health care professionals and health food stores (38%) throughout the United States. During the years ended December 31, 2007 and 2006, the Company recorded net sales throughout the U.S., Asia and Europe as determined by the final destination of the product. Approximately 90% of the sales are within the United States. All company identifiable assets are located in the United States.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid interest-bearing investments purchased with original maturities of three months or less to be cash equivalents. The fair value of these investments approximates their carrying value.

CONCENTRATION OF CREDIT RISK - Concentration of credit risk includes cash, sales, purchases and product as follows:

(a) Cash - The Company maintains cash balances at financial institutions in excess of $100,000, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

(b) Sales and Accounts Receivable - The Company has one customer that accounted for approximately 11% of sales in both 2007 and 2006 and four customers that individually accounted for more than 10% of total accounts receivable at December 31, 2007.

(c) Purchases - The Company purchases raw materials and uses outside vendors for the manufacture of products. The Company has four vendors (2006 two vendors) that individually accounted for more than 10% of total vendor purchases, representing approximately 61% (2006: 42%) of the Company's manufacturers and suppliers of raw materials.

(d) Product - The Company has no products that individually account for more than 10% of its sales dollars.

INVENTORIES - Inventories consist of raw materials and finished goods. Raw materials consist of bulk product that has not been mixed or encapsulated. Finished goods consist of product that has been encapsulated or made into tablet form and that has been packaged for sale. Inventories are stated at the lower of cost or market, with cost computed on a first-in, first-out basis. Provision is made for obsolete, slow-moving or defective items where appropriate. The amount of any provision (reversal) is recognized as a component of cost of sales in the period the provision (reversal) occurs. At December 31, 2007, reserve for obsolescence was $50,000. The Company has not had any material inventory write-offs for the period from January 1, 2006 to December 31, 2007.

PROPERTY AND EQUIPMENT - Property and equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred.

LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", long-lived assets, such as property and equipment, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

REVENUE RECOGNITION - Revenue is recognized when the product is shipped and the risks and rewards of ownership have transferred to the customer. The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses. Revenues are presented net of returns and allowances. Sales returns, discounts and allowances for 2007 and 2006 were $1,535,507 and $1,514,533, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company presents accounts receivable, net of allowance for doubtful accounts, to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due, historical experience and a detailed review of certain individual customer accounts. The Company reviews a customer's credit history before extending credit, however, a specific reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Allowance for doubtful accounts was $45,000 at December 31, 2007. The Company has not had any material accounts receivable write-offs for the period from January 1, 2006 to December 31, 2007.

COST RECOGNITION - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition, including shipping and handling costs. Selling, general and administrative costs are charged to operating expenses as incurred and include occupancy, payroll, employee benefits, and other head-count related costs associated with selling, general and administrative personnel, advertising, promotions, tradeshows, seminars and other marketing-related programs. Advertising costs are expensed as incurred and totaled $61,658 in 2007 (2006: $62,745). Research and development costs are charged to operations when incurred and include payroll, employee benefits, and other head-count related costs associated with product development. Research and development costs are included in operating expenses and totaled $255,300 for 2007 (2006: $257,691).

INCOME TAXES - The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of SFAS 109, "ACCOUNTING FOR INCOME TAXES", (SFAS 109) and related interpretations and guidance including FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ", ("FIN 48"). Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

EARNINGS PER SHARE - Basic earnings per share ("EPS") is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31:

                                                                 2007            2006
                                                             -----------     -----------
Numerator: net earnings available to common stockholders     $ 1,123,919     $ 1,095,976

Denominator:
  Weighted-average shares used to compute basic EPS           14,498,628      14,521,605
  Dilutive potential common shares                               158,653         178,795
                                                             -----------     -----------
  Weighted-average shares used to compute diluted EPS         14,657,281      14,700,400

Basic net earnings per share:                                $      0.08     $      0.08
                                                             ===========     ===========

Diluted net earnings per share:                              $      0.08     $      0.07
                                                             ===========     ===========

STOCK-BASED COMPENSATION - The Company adopted SFAS No. 123 (revised 2004), "SHARE-BASED PAYMENT", ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company's financial position, results of operations or cash flows as the Company's previous stock-based compensation awards were fully vested as of January 1, 2006, and there have been no grants during the current year. See Note 9 for a description of the Company's stock option plan.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other accruals, the carrying amounts approximate fair value due to their short maturities.

Intangible assets - Intangible assets include trademarks and customer lists. Trademarks are amortized using the straight-line method over the life of the trademark. Customer lists are not amortized, but are tested at least annually for impairment, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Periodically, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's useful life, and records the change prospectively.

RECENT ACCOUNTING PRONOUNCEMENTS - During 2007, the Financial Accounting Standards Board ("FASB") issued the following recent accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES- INCLUDING AN AMENDMENT OF SFAS 115", ("SFAS 159"). Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"),. The Company does not expect the new standard to have any material impact on its financial statements.

In June 2007, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-3, "ACCOUNTING FOR NONREFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES", (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2008. The Company is currently evaluating the potential impact this standard may have on its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS," ("SFAS 141(R)"). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2)Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51" ("SFAS 160"). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

FACILITY LEASE AGREEMENT - On January 4, 2005, the Company entered into a lease for real property located at 2300 North Loop Road, Alameda, California from AriBen Corporation, a California corporation that is wholly-owned by the Company's Chief Executive Officer and Chief Financial Officer, Stephen Levine, and its Secretary, Susan Levine. The leased premises consist of approximately 29,821 square feet of office and industrial space. The non-cancelable lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. (See Note 11)

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:

Raw materials                                                       $ 1,719,426
Finished goods                                                          842,700
Supplies                                                                108,211
Reserve for obsolescence                                                (50,000)
                                                                    -----------
Total                                                               $ 2,620,337
                                                                    ===========


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:

Machinery and equipment                                             $   736,244
Office equipment                                                        240,473
Furniture and fixtures                                                  152,662
Computer equipment                                                       99,176
Computer software                                                        79,981
Leasehold improvements                                                  402,902
                                                                    -----------
Total                                                                 1,711,438
Less accumulated depreciation                                        (1,233,471)
                                                                    -----------
Net book value                                                      $   477,967
                                                                    ===========

Depreciation expense charged to operations for 2007 was $69,825 (2006: $72,308).


NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of the following:

Trademarks, gross carrying amount                                  $     29,753
Less accumulated amortization
                                                                        (29,753)
                                                                   ------------
Net book value
                                                                              0
Customer lists, not subject to amortization                              13,180
                                                                   ------------
                                                                   $     13,180
                                                                   ============

No amortization expense was charged to operations for either of the periods presented.


NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following:

Accrued expenses                                                         167,719
Accrued vacation
                                                                          48,000
Accrued payroll
                                                                          40,614
Accrued sales tax
                                                                           6,489
                                                                     -----------
                                                                     $   262,822
                                                                     ===========

NOTE 7 - RETIREMENT PLAN
------------------------

The Company has a 401(k) Retirement Plan and eligible employees may contribute any portion of their annual compensation, subject to the limitations established annually by the Internal Revenue Service, and the Company matches 100% of an employee's contribution, limited to 5% of the employee's compensation. Total contributions by the Company with respect to these plans for 2007 approximated $94,000 (2006: $76,000). The decrease is due to a refund of 2005 matching which was applied to 2006 and reduced the amount the Company had to pay.


NOTE 8 - TREASURY STOCK AND COMMON STOCK REPURCHASE PROGRAM
-----------------------------------------------------------

On May 3, 2002, the Company announced a stock repurchase plan, whereby the Company could repurchase between 1,000,000 and 2,500,000 shares of the Company's common stock in open market transactions, from time to time, during the following two years in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. Repurchases of common shares in the open market provided shares for issuance to employees under the Company's stock option plan. (See Note 9)

From inception of the plan through December 31, 2002, the Company repurchased 383,250 shares of common stock for $81,573. On May 12, 2003, all of the repurchased shares of common stock were granted to employees under the 1998 Stock Option Plan. During December 2003, the Company repurchased 250,000 shares of common stock from its Chief Executive Officer for $207,500. During 2007, the Company purchased 97,800 shares from the Chief Executive Officer's mother for $80,196. Total shares held in treasury are 641,550 of which 293,750 shares remain unexercised under stock option grant agreements.


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

The following is a summary of stock option transactions:

                                                                     WEIGHTED-
                                                                     AVERAGE
                                                  SHARES UNDER       EXERCISE
                                                    OPTION            PRICE
                                                 ------------       ---------
OUTSTANDING AT 12/31/05                               338,750           0.40
Exercised                                                  --             --
Forfeited                                                  --             --
Granted                                                    --             --
                                                 ------------       ---------
OUTSTANDING AT 12/31/06                               333,750       $   0.40
Exercised                                             (40,000)         (0.40)
Forfeited                                                  --             --
Granted                                                    --             --
                                                 ------------       ---------
OUTSTANDING AT 12/31/07                               293,750       $   0.40
                                                 ============       =========

Options outstanding and exercisable at December 31, 2007 were 293,750 exercisable at $0.40 per share. The weighted-average exercise price of options outstanding and exercisable at December 31, 2007 was $0.40 per share and the weighted-average remaining contractual life was 0.4 years.

NOTE 10 - INCOME TAXES
----------------------

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company recently filed its U.S. federal return for the years ended December 31, 2007. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

THE COMPONENTS OF PROVISION FOR INCOME TAXES ARE AS FOLLOWS:

                                                        2007            2006
                                                   ------------     ------------

U.S. federal income tax - based on income               539,787          486,650
State taxes - based on income                           176,480          157,865
Change in deferred taxes - federal
                                                          5,129           17,641
Change in deferred taxes - state
                                                             --            4,042
                                                   ------------     ------------
                                                   $    721,396     $    666,198
                                                   ============     ============

A RECONCILIATION OF INCOME TAX AT THE STATUTORY RATE TO THE COMPANY'S EFFECTIVE RATE FOLLOWS:

                                                       2007             2006
                                                   ------------     ------------

Statutory U.S. federal income tax rate                 34.0%            34.0%
State income taxes, net of related federal
  income tax benefit                                    9.0%             9.0%
Other                                                  (3.9)%           (5.2)%
Changes in the valuation allowance                        -                -
                                                   ------------     ------------
Income tax expense - effective rate                    39.1%            37.8%
                                                   ============     ============

INCOME TAXES CURRENTLY PAYABLE CONSIST OF THE FOLLOWING:

U.S. federal income taxes - based on income        $     53,107
CA state taxes - based on income                         75,665
NY state taxes - based on income                          1,995
                                                   ------------
                                                   $    130,767
                                                   ============

THE INCOME TAX EFFECT OF TEMPORARY DIFFERENCES COMPRISING THE DEFERRED TAX LIABILITIES ON THE ACCOMPANYING CONSOLIDATED BALANCE SHEET IS A RESULT OF THE
FOLLOWING:

                                                        2007
                                                   ------------
DEFERRED TAX LIABILITIES:
Depreciation                                             45,516
                                                   ------------

Net deferred tax liability                         $     45,516
                                                   ============

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases office and warehouse space under non-cancelable operating lease with AriBen Corporation, a related party. (See Note 2) Rent expense charged to operations during 2007 was $288,000 (2006: $288,000). Future minimum rental commitments under non-cancelable leases for the next five years are $288,000 per year.

LINE OF CREDIT

The Company has a Merrill Lynch Working Capital Management Account ("WCMA"), which provides for a line of credit up to $1,500,000 with interest due monthly at the variable interest rate of 2.75% plus the One-Month London Interbank Offered Rate ("LIBOR"), the total of which equaled 7.38% on December 31, 2007. The line of credit is secured by substantially all of the assets of the Company and was personally guaranteed by the CEO of the Company (the personal guarantee was dropped on February 1, 2007). The line of credit expires on November 30, 2008.

The WCMA account immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA account pays interest on deposits at Merrill Lynch's money market rate. The entire line of credit was available for use as of the date of issuance of these financial statements.

PURCHASE OBLIGATIONS

As of December 31, 2007, the Company had inventory purchase obligations approximating $2,067,000, which were incurred as part of the normal course of business.

LAWSUIT

In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. The Company intends to vigorously defend itself against the allegations and is countersuing for breach of contract. No adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

On or about November 1, 2007, Steven and Kimberly Bronson filed a Complaint for Court-Ordered Inspection of Corporate Records with the Circuit Court of the 15th Judicial District in and for Palm Beach, Florida. The complaint alleges that the Bronsons are entitled to inspect and make copies of corporate and accounting records of the Company which are not publicly available. The request for inspection submitted by the Bronsons was denied by the Company based on the inability of the Company to disclose these records without violating Regulation FD of the Securities Exchange Act of 1934, as amended, and because of the prior publication of correspondence and documents exchanged between the Company and the Bronsons by Mr. Bronson. It is also our position that Mr. Bronson is not entitled to obtain these records because the purposes stated can be satisfied through information which has already been made publicly available by the Company. We intend to vigorously defend against this action. No adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

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

                            ALLERGY RESEARCH GROUP, INC.


Date: March 31, 2008        By: /s/ Stephen A. Levine
                                ------------------------------------------------
                                Stephen A. Levine, Ph.D., CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 31, 2008         By: /s/ Stephen A. Levine
                                 -----------------------------------------------
                                 Stephen A. Levine, Ph.D., CEO, CFO and Director


Date: March 31, 2008         By: /s/ Susan D. Levine
                                 -----------------------------------------------
                                 Susan D. Levine, Director


Date: March 31, 2008         By: /s/ Ed Kane
                                 -----------------------------------------------
                                 Ed Kane, Director