Form 10QSB
period 2008-03-31
ALLERGY RESEARCH GROUP INC
filed 2008-05-13
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

Checkmark whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,671,200 shares of Issuer's voting common stock were outstanding on May 12, 2008.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                 MARCH 31, 2008
================================================================================


PART I. FINANCIAL INFORMATION                                               PAGE

  ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

       Consolidated Balance Sheets.........................................    3

       Consolidated Income Statements......................................    4

       Consolidated Statements of Cash Flows...............................    5

       Notes to Condensed Consolidated Financial Statements................    6

  ITEM 2. Management's Discussion and Analysis.............................   11

  ITEM 3. Controls and Procedures..........................................   19

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings................................................   20
  ITEM 2. Changes in Securities and Use of Proceeds........................   20
  ITEM 3. Defaults Upon Senior Securities..................................   20
  ITEM 4. Submission of Matters to a Vote of Security Holders..............   20
  ITEM 5. Other Information................................................   20
  ITEM 6. Exhibits.........................................................   20

SIGNATURE..................................................................   21

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

                               ALLERGY RESEARCH GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS


                                                               March 31,     December 31,
                                                                 2008            2007
                                                              (Unaudited)     (Audited)
                                                              -----------    -----------
ASSETS
------
Current assets
 Cash and cash equivalents                                    $ 4,520,442    $ 4,859,156
 Accounts receivable, net                                       1,035,232        972,354
 Inventories, net  (Note 4)                                     3,323,000      2,620,337
 Prepaid state income taxes                                         1,621          1,621
 Prepaid expenses and other current assets                        344,271        218,447
                                                              -----------    -----------
Total current assets                                            9,224,566      8,671,915
                                                              -----------    -----------

Property and equipment, net                                       473,691        477,967
                                                              -----------    -----------

 Intangible assets, net                                            13,180         13,180
                                                              -----------    -----------

Total assets                                                  $ 9,711,437    $ 9,163,062
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Accounts payable                                             $   444,065    $   234,531
 Accrued expenses (Note 5)                                        385,956        262,822
 Income taxes payable                                             145,800        130,767
 Deferred tax liability                                            41,516         45,516
                                                              -----------    -----------
Total current liabilities                                       1,017,337        673,636
                                                              -----------    -----------

Commitments and contingencies (Note  6)

Stockholders' equity
 Preferred stock, $.25 par value, authorized
   1,000,000 shares issued and outstanding: none                     None           None
 Common stock, $.001 par value, authorized 100,000,000
   shares Issued: 15,105,355; Outstanding: 14,416,950
   (3/31/08) and 14,463,805 (12/31/07)                             15,105         15,105
 Additional paid in capital                                     1,158,127      1,158,127
 Retained earnings                                              7,910,914      7,666,413
 Less: treasury stock, at cost 688,405 shares (3/31/08)
   and 641,550 (12/31/07)                                        (390,046)      (350,219)
                                                              -----------    -----------
Total stockholders' equity                                      8,694,100      8,489,426
                                                              -----------    -----------
Total liabilities and stockholders' equity                    $ 9,711,437    $ 9,163,062
                                                              ===========    ===========


See Notes to Condensed Consolidated Financial Statements.



                                ALLERGY RESEARCH GROUP, INC.
                               CONSOLIDATED INCOME STATEMENTS


                                                                   Three Months Ended
                                                                       March 31,
                                                                  2008            2007
                                                              ------------    ------------

Net sales                                                     $  4,433,248    $  4,086,717
Cost of sales                                                    2,820,127       2,505,786
                                                              ------------    ------------
Gross margin                                                     1,613,121       1,580,931
                                                              ------------    ------------

Operating expenses
  Selling, general and administrative                            1,197,661       1,084,309
  Research and development                                          62,156          65,980
                                                              ------------    ------------
Total operating expenses                                         1,259,817       1,150,289
                                                              ------------    ------------

Earnings from operations                                           353,304         430,642

Other income
  Interest expense                                                    (327)              -
  Interest income                                                   33,323          40,357
                                                              ------------    ------------
Total other income                                                  32,996          40,357
                                                              ------------    ------------

Earnings before income taxes                                       386,300         470,999

Provision for income taxes                                         141,800         189,091
                                                              ------------    ------------

Net earnings                                                  $    244,500    $    281,908
                                                              ============    ============

Basic and diluted earnings per share (Note 3)                 $       0.02    $       0.02
                                                              ============    ============


See Notes to Condensed Consolidated Financial Statements.



                                     ALLERGY RESEARCH GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                              Three Months Ended
                                                                                  March 31,
                                                                             2008            2007
                                                                         ------------    ------------

Cash flows from operating activities
  Net earnings                                                           $    244,500    $    281,908
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation                                                               15,835          16,979
    Change in deferred taxes                                                   (4,000)         (2,009)
  Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                (62,878)       (189,698)
    (Increase) decrease in inventory                                         (702,663)        312,004
    (Increase) decrease in prepaid expenses and other current assets         (125,824)        (33,548)
    Increase (decrease) in accounts payable and accrued expenses              332,669         222,183
    Increase (decrease) in income taxes payable                                15,033         100,177
                                                                         ------------    ------------
Net cash flows (used in)  provided by operating activities                   (287,328)        707,996
                                                                         ------------    ------------

Cash flows from investing activities
  Acquisition of property and equipment                                       (11,559)        (34,702)
                                                                         ------------    ------------
Net cash flows used in investing activities                                   (11,559)        (34,702)
                                                                         ------------    ------------

Cash flows from financing activities
  Cash paid for the acquisition of treasury shares                            (39,827)              -
                                                                         ------------    ------------
Net cash flows used in financing activities                                   (39,827)              -
                                                                         ------------    ------------

(Decrease) increase in cash and cash equivalents                             (338,714)        673,294
Cash and cash equivalents, beginning of period                              4,859,156       3,159,403
                                                                         ------------    ------------
Cash and cash equivalents, end of period                                 $  4,520,442    $  3,832,697
                                                                         ============    ============


See Notes to Condensed Consolidated Financial Statements.


                                                  5

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
Note 1 - Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on March 31, 2008.

         The consolidated financial statements include the accounts of Allergy Research Group, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.

Note 2 - Recent Accounting Pronouncements

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)"). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;
         (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

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

         In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently expect the new standard to have any material impact on its financial statements.

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

         The computation of basic and diluted earnings per share is as follows:

                                                                       Three Months    Three Months
                                                                           Ended           Ended
                                                                          3/31/08         3/31/07
                                                                       ------------    ------------
         Numerator-Net Earnings                                        $    244,500    $    281,908
                                                                       ============    ============

         Denominator:

         Weighted average shares used in computing basic EPS             14,440,887      14,521,605
         Net effect of dilutive common shares                               147,343         172,922
                                                                       ------------    ------------
         Weighted average shares used in computing diluted EPS           14,588,230      14,694,527

         Basic Earnings Per Share                                      $       0.02    $       0.02
                                                                       ============    ============
         Diluted Earnings Per Share                                    $       0.02    $       0.02
                                                                       ============    ============

Note 4 - Inventories

         Inventories consist of the following:
                                                                         March 31,     December 31,
                                                                           2008            2007
                                                                       ------------    ------------
         Raw materials                                                 $  2,396,944    $  1,719,426
         Finished goods                                                     857,841         842,700
         Supplies                                                           118,215         108,211
         Reserve for obsolescence                                           (50,000)        (50,000)
                                                                       ------------    ------------
                                                                       $  3,323,000    $  2,620,337
                                                                       ============    ============

Note 5 - Accrued Expenses

         Accrued expenses consist of the following:
                                                                         March 31,     December 31,
                                                                           2008            2007
                                                                       ------------    ------------
         Operating expenses                                                 141,804         167,719
         Vacation and bonus                                                 152,000          48,000
         Payroll                                                             85,667          40,614
         Sales tax                                                            6,485           6,489
                                                                       ------------    ------------
                                                                       $    385,956    $    262,822
                                                                       ============    ============

Note 6 - Commitments and Contingencies

     Line of Credit

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at March 31, 2008 was 5.45%. The note is secured by substantially all of the assets of the Company. The WCMA immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA pays interest on deposits at Merrill Lynch's money market rate, which as of March 31, 2008 was 3.29%. The entire line was available for use as of March 31, 2008.

     Purchase Obligations

         As of March 31, 2008, the Company had inventory purchase obligations incurred in the normal course of business of $2,062,488 representing outstanding purchase orders for inventory ($1,954,055) and a two-year distribution agreement that began in July 2006 with a vendor for the exclusive distribution of their product ($108,433).

     Operating Lease (A Related Party Transaction)

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO, respectively, and collectively, as husband and wife, the majority stockholders of the Company, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. Rent expense charged to operations during the first quarter of 2008 was $72,000 (2007: $72,000). Future minimum rental commitments under non-cancelable leases for the next five years are $288,000 per year.

     Asserted and Unasserted Claims

         From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations; however, we cannot provide assurance that damages resulting in a material adverse effect on our financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

         In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. We intend to vigorously defend against the allegations and have countersued for breach of contract. Because we believe that the plaintiff's claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

Note 7 - Concentration of Credit Risk

         The Company is subject to a wide variety of risks in the ordinary course of its business as follows:

                  SALES. There were three customers that each accounted for more than 10% of the Company's ending trade receivables balance at March 31, 2008. Trade receivables from these three customers totaled approximately $474,000. All of the Company's trade receivables are unsecured. Approximately 11% of the Company's total sales in 2008 and 13% in 2007 were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained at current levels.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the three months ended March 31, 2008, the Company had a concentration of approximately 42% of manufacturing with three separate vendors, who individually account for more than ten percent of our purchases. For the three months ended March 31, 2007, the Company had a concentration of approximately 66% of manufacturing with four separate vendors, who individually accounted for more than ten percent of our purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs or a change in the quality of the Company's products.

                  PRODUCT. None of the Company's products in 2008 or 2007 individually accounted for more than 10% of its sales dollars.

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

         Options outstanding and exercisable at March 31, 2008 were 283,750 exercisable at $0.40 per share with an aggregate intrinsic value of $127,688. The weighted-average exercise price of options outstanding and exercisable at March 31, 2008 was $0.40 per share and the weighted-average remaining contractual life was .12 years. The options vested upon issue on May 12, 2003 and expire five years after said date. There were no options granted or exercised during any of the periods presented or compensation expense recognized. When options are exercised the Company issues treasury shares of which there are 688,405 on hand.

         Subsequent Event - All options were due to expire on May 12, 2008. Of the 283,750 options outstanding, 254,250 were exercised and 29,500 were forfeited. Anyone with material financial information agreed to sign an agreement which prohibits trading of the shares issued for six months. Under the terms of the option agreements, 13-month loans were offered to non-officer employees with interest set at the Company's borrowing rate as defined in Note 6 above. As part of the loan agreement, the shares are held as collateral until the loan is paid in full.

Note 9 - Stockholders' Equity Transactions

         TREASURY STOCK. The Company acquired 46,855 shares of outstanding common stock at $0.85 per share for an aggregate purchase price of $39,827 from an unrelated party on February 15, 2008.

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

      o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three-month period ended March 31, 2008 compared to the same period in 2007. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

      o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2008, including related party transactions. o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

In June 2007, the Food and Drug Administration announced a final rule establishing regulations to require current good manufacturing practices (cGMP) for dietary supplements. The regulations establish the cGMP needed to ensure quality throughout the manufacturing, packaging, labeling, and storing of dietary supplements. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished product. It also includes requirements for recordkeeping and handling consumer product complaints. The rule has a three-year phase in period for small business with companies of our size having until June 2009 to comply. We are currently evaluating the potential impact of the packaging, labeling and storing portions of the regulations on our financial statements and operations. Because we do not currently manufacture our vitamin and nutritional supplement products, our outside vendors will be required to comply with all applicable governmental regulations, including cGMP. It is possible that our manufacturers and vendors will pass on the cost of compliance with these regulations by raising their prices. In that event, we would need to evaluate the competitive market to determine whether those costs can be passed on to our own customers. If not, increased prices from our manufacturers and vendors may adversely affect our own profit margins.

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

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our common stock is traded on the Financial Industry Regulatory Authority's ("FINRA") Over-The-Counter Bulletin Board. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts, retail stores, and consumers directly. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. We also distribute certain third-party manufactured products under our labels. These products account for approximately 20% of all products offered by the Company. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

             PERIOD ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2007
             ------------------------------------------------------

RESULTS OF OPERATIONS

The following table and discussion is a summary of our consolidated results of operations:

                                        Three months ended March 31,
                               ------------------------------------------------
                                                             $           %
                                                           Change      Change
                                                            from        from
                                   2008         2007        2007*       2007*
                               -----------  -----------  ----------  ----------
Revenues                       $ 4,433,248  $ 4,086,717   +346,531       +8%
Cost of Sales                    2,820,127    2,505,786   -314,431      -13%
                               -----------  -----------
Gross Profit                     1,613,121   1,580,931
                               -----------  -----------
Gross Profit as a % of Sales         36.4%       38.7%
Operating Expenses:
   Selling, General and
     Administrative              1,197,661    1,084,309   -113,352      -10%
                               -----------  -----------
   Research and Development         62,156       65,980      3,824        6%
                               -----------  -----------
Operating Expenses               1,259,817    1,150,289   -109,528      -10%

Earnings from Operations           353,304      430,642

Interest Expense                      (327)                   -327         -
Interest Income                     33,323       40,357     -7,034      -18%
                               -----------  -----------

Net Earnings Before Tax            386,300     470,999

Provision for Income Tax           141,800      189,091    +47,291      +25%
                               -----------  -----------

Net Earnings                   $   244,500  $   281,908    -37,408      -13%
                               -----------  -----------
----------------
* + = Favorable change to NET EARNINGS; - = Unfavorable change to NET EARNINGS.

REVENUES. Our revenues grew at a modest rate during the first quarter of 2008 and were driven by increased sales to our wholesale customers and to distributors. We attribute the first quarter increase in sales to a combination of the results of our promotional efforts and the upward trend in ordering patterns of the distributors.

COSTS OF SALES. Cost of sales in the first quarter increased as a direct result of the increase in sales. We continue to make a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Our average selling price and related material cost used to manufacture our product has been relatively consistent and we expect this trend to continue for the foreseeable future. Gross profit margins decreased for the period over period comparison primarily as a result of increased sales to distributors at lower margins than retail customers or wholesale accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs associated with our executive, financial, human resources, and customer account management functions such as compensation costs, including benefits, facilities-related expenses, advertising and promotions of our products, including our attendance at tradeshows, and outside professional services such as legal and accounting. Selling, general and administrative expenses increased primarily due to increased legal fees associated with pending lawsuits, increased payroll expenses associated with the addition of a graphic artist and technical support position, and increased medical insurance costs. We anticipate that selling, general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002 (including, among other things, compliance with Item 404 financial controls).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased slightly during the first quarter of 2008 versus the comparative prior period due to a reallocation of resources. However, we anticipate that research and development expense could increase over the long term as a result of the growth of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our position within the nutritional and supplement market.

INTEREST INCOME. Due to our decreased cash balance and because we placed excess cash in lower yielding Merrill Lynch institutional tax-exempt funds, interest income decreased for the first quarter over the comparative prior period.

PROVISION FOR INCOME TAXES. Provision for income taxes represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. Net earnings decreased in the first quarter due to the increase in general and administrative expenses.

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

As of March 31, 2008, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as discussed below, have existed which will have a material effect on our liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the three-month period ended March 31, 2008, our working capital increased by approximately $208,950 to $8,207,229, compared to a working capital at December 31, 2007 of $7,998,279. Current assets mainly consist of approximately $4.52 million in cash, $1.04 million in accounts receivable, and $3.32 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund our capital and liquidity needs for the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Cash Flows

OPERATING ACTIVITIES. Net cash provided by operating activities for both periods primarily reflects net earnings and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash used by operating activities in 2008 was used to increase inventory levels to take advantage of favorable pricing and to buy ahead to ensure availability on certain imported items offset by an increase in accounts payable and accrued liabilities. Cash generated by operating activities for 2007 was primarily a result of an increase in accounts receivable due to the timing of customer payments, a decrease in inventory due to the utilization of inventory purchased ahead to take advantage of favorably priced purchases and the result of management efforts employed to increase inventory turns offset by an increase in accounts payable, accrued expenses, and income taxes payable. The net cash generated by the change in these accounts was offset by an increase in accounts receivable.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the three months ended March 31, 2008 resulted from cash paid to replace a damaged air compressor. Net cash flows used in investing activities for the three months ended March 31, 2007 resulted from payments for a new label printer and a new server.

FINANCING ACTIVITIES. Net cash flows used by financing activities for the three months ended March 31, 2008 represents cash paid for the purchase of 46,855 shares of our common stock. There were no cash flows from financing activities during 2007.

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

      SALES. Approximately 11% of our total sales in 2008 and 13% in 2007 were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained at current levels.

      PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the three months ended March 31, 2008, we had a concentration of approximately 42% of our manufacturing with three separate vendors who individually account for more than ten percent of our purchases. For the three months ended March 31, 2007, the Company had a concentration of approximately 66% of manufacturing with four separate vendors, who individually accounted for more than ten percent of our purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or decided not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

      PRODUCT. None of our products in 2008 or 2007 individually accounted for more than ten percent of our sales dollars.

CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial Commitments are detailed below:

---------------------------------------------------------------------------------------------------------
                                                            Payments Due by Period
                                    ---------------------------------------------------------------------
         Contractual                    Less         Than 1          1-3           4-5         After 5
         Obligations                    Total         Year          Years         Years         Years
----------------------------------- ------------- ------------- ------------- ------------- -------------
Line of Credit (1)                              -             -             -             -             -
----------------------------------- ------------- ------------- ------------- ------------- -------------
Operating Leases (2)                   $2,052,000      $288,000      $864,000      $576,000      $324,000
----------------------------------- ------------- ------------- ------------- ------------- -------------
Purchase Obligations (3)               $2,062,488     2,062,488             -             -             -
----------------------------------- ------------- ------------- ------------- ------------- -------------
Total Cash Contractual Obligations     $4,114,488    $2,350,488      $864,000      $576,000      $324,000
----------------------------------- ------------- ------------- ------------- ------------- -------------

      (1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance as of March 31, 2008. The line was used briefly in April 2008 due to timing for the liquidation of investments. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of March 31, 2008, the interest rate on the line of credit was 5.45% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position.

      (2) Represents our building lease with AriBen Corporation, a related party. See "Related Party Transactions" below. The current monthly obligation for the base rent on the lease is $24,000 for approximately 29,821 square feet.

      (3) Represents outstanding purchase orders for inventory ($1,954,055) and a two-year distribution agreement that began in July 2006 with a vendor for the exclusive distribution of their product ($108,433).

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

LIQUIDITY RESOURCES. We have approximately $4.52 million in cash and cash equivalents as of March 31, 2008, which we believe is sufficient to satisfy our cash requirements over the next twelve months without use of our available line of credit based our current operating levels. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest time and effort in research for product development. We know of no trends that are expected to affect the cost of labor or materials, and sales are expected to be stable over the next twelve months. See "CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS" above for some of the other variables that may affect our business and financial results.

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

INCOME TAXES

SFAS 109, ACCOUNTING FOR INCOME TAXES, establishes financial accounting and reporting standards for the effect of income taxes. Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN 48. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

CONTINGENCIES

From time to time, we are involved in disputes, litigation and other legal proceedings and the outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, ACCOUNTING FOR CONTINGENCIES, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Part II, Item 1 of this report entitled "LEGAL PROCEEDINGS" for a description of ongoing litigation and related accounting adjustments.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer has concluded that as of March 31, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including Stephen Levine, our Chief Executive Officer and Chief Financial Officer; Fred Salomon, our President and Laura Johnson, our Controller, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2008 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

CHANGES IN INTERNAL CONTROLS

Based on the evaluation as of March 31, 2008, Stephen Levine our Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

Item 3(T) - Controls and Procedures

See Item 3 - Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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




                                                ALLERGY RESEARCH GROUP, INC.
                                                Registrant


Dated: May 13, 2008
                                                By: /s/ Stephen A. Levine
                                                    ----------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer