Form 10-Q
period 2008-06-30
ALLERGY RESEARCH GROUP INC
filed 2008-08-11
CIK 1044119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                 (Registrant's telephone number) (800) 545-9960.
                                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,666,200 shares of Issuer's voting common stock were outstanding on August 4, 2008.

                          ALLERGY RESEARCH GROUP, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                                  JUNE 30, 2008
================================================================================


PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Financial Statements

             Consolidated Balance Sheets...................................  3

             Consolidated Income Statements................................  4

             Consolidated Statements of Cash Flows.........................  5

             Notes to Consolidated Financial Statements....................  6

     ITEM 2. Management's Discussion and Analysis.......................... 11

     ITEM 3. Quantitative and Qualitative Disclosure about Market Risk .... 19

     ITEM 4T Controls and Procedures....................................... 19

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................. 21
     ITEM 1A Risk Factors.................................................. 21
     ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds... 21
     ITEM 3. Defaults Upon Senior Securities............................... 21
     ITEM 4. Submission of Matters to a Vote of Security Holders........... 21
     ITEM 5. Other Information............................................. 21
     ITEM 6. Exhibits...................................................... 21

SIGNATURE.................................................................. 22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                            ALLERGY RESEARCH GROUP, INC.
                                             CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,        December 31,
                                                                                          2008             2007
                                                                                       (Unaudited)       (Audited)
                                                                                       -----------      -----------
ASSETS
------
Current assets
 Cash and cash equivalents                                                             $ 4,242,373      $ 4,859,156
 Accounts receivable, net                                                                1,000,354          972,354
 Inventories, net  (Note 4)                                                              3,313,931        2,620,337
 Prepaid federal and state income taxes                                                    162,980            1,621
 Prepaid expenses and other current assets                                                 302,468          218,447
                                                                                       -----------      -----------
Total current assets                                                                     9,022,106        8,671,915
                                                                                       -----------      -----------

Property and equipment, net                                                                457,585          477,967
                                                                                       -----------      -----------

 Intangible assets, net                                                                     13,180           13,180
                                                                                       -----------      -----------

Total assets                                                                           $ 9,492,871      $ 9,163,062
                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Accounts payable                                                                      $   179,098      $   234,531
 Accrued expenses (Note 5)                                                                 386,296          262,822
 Income taxes payable                                                                        2,860          130,767
 Deferred tax liability                                                                     37,516           45,516
                                                                                       -----------      -----------
Total current liabilities                                                                  605,770          673,636
                                                                                       -----------      -----------

Commitments and contingencies (Note 6)

Stockholders' equity
 Preferred stock, $.25 par value, authorized 1,000,000
    shares issued and outstanding: none                                                       None             None
 Common stock, $.001 par value, authorized 100,000,000 shares
   Issued: 15,105,355; Outstanding: 14,666,200 (6/30/08) and 14,463,805 (12/31/07)          15,105           15,105
 Additional paid in capital                                                              1,204,776        1,158,127
 Retained earnings                                                                       8,004,215        7,666,413
 Less: treasury stock, at cost 439,155 shares (6/30/08) and 641,550 (12/31/07)            (336,995)        (350,219)
                                                                                       -----------      -----------
Total stockholders' equity                                                               8,887,101        8,489,426
                                                                                       -----------      -----------
Total liabilities and stockholders' equity                                             $ 9,492,871      $ 9,163,062
                                                                                       ===========      ===========

See Notes to Condensed Consolidated Financial Statements.


                                          ALLERGY RESEARCH GROUP, INC.
                                         CONSOLIDATED INCOME STATEMENTS
                                                  (UNAUDITED)


                                                        Three Months Ended               Six Months Ended
                                                            June 30,                         June 30,
                                                      2008             2007            2008             2007
                                                  -----------      -----------     -----------      -----------

Net sales                                         $ 4,052,183      $ 4,072,470     $ 8,485,431      $ 8,159,187
Cost of sales                                       2,514,184        2,482,247       5,334,309        4,988,033
                                                  -----------      -----------     -----------      -----------
Gross margin                                        1,537,999        1,590,223       3,151,122        3,171,154
                                                  -----------      -----------     -----------      -----------

Operating expenses
      Selling, general and administrative           1,361,549        1,163,245       2,559,212        2,247,553
      Research and development                         60,472           66,333         122,628          132,313
                                                  -----------      -----------     -----------      -----------
Total operating expenses                            1,422,021        1,229,578       2,681,840        2,379,866
                                                  -----------      -----------     -----------      -----------

Earnings from operations                              115,978          360,645         469,282          791,288
                                                  -----------      -----------     -----------      -----------

Other income
      Interest expense                                    (94)              --            (421)              --
      Interest income                                  22,026           48,052          55,349           88,409
                                                  -----------      -----------     -----------      -----------
Total other income                                     21,932           48,052          54,928           88,409
                                                  -----------      -----------     -----------      -----------

Earnings before income taxes                          137,910          408,697         524,210          879,697

Provision for income taxes                             44,608          166,581         186,408          355,672
                                                  -----------      -----------     -----------      -----------

Net earnings                                      $    93,302      $   242,116     $   337,802      $   524,025
                                                  ===========      ===========     ===========      ===========

Basic and diluted earnings per share (Note 3)     $      0.01      $      0.02     $      0.02      $      0.04
                                                  ===========      ===========     ===========      ===========


See Notes to Condensed Consolidated Financial Statements.


                                        ALLERGY RESEARCH GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   2008              2007
                                                                                -----------      -----------
Cash flows from operating activities
       Net earnings                                                             $   337,802      $   524,025
       Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation                                                              31,941           33,957
           Change in deferred taxes                                                  (8,000)          (1,227)
       Changes in assets and liabilities
           (Increase) decrease in accounts receivable                               (28,000)          89,817
           (Increase) decrease in inventory                                        (693,594)         187,814
           (Increase) decrease in prepaid expenses and other current assets        (230,980)          (1,870)
           Increase (decrease) in accounts payable and accrued expenses              68,041          255,556
           Increase (decrease) in income taxes payable                             (127,907)          40,697
                                                                                -----------      -----------
Net cash flows (used in) provided by operating activities                          (650,697)       1,128,769
                                                                                -----------      -----------

Cash flows from investing activities
       Acquisition of property and equipment                                        (11,559)         (37,222)
                                                                                -----------      -----------
Net cash flows used in investing activities                                         (11,559)         (37,222)
                                                                                -----------      -----------

Cash flows from financing activities
       Cash paid for the acquisition of treasury shares                             (39,827)         (80,196)
       Cash received from the exercise of employee stock options                     85,300           16,000
                                                                                -----------      -----------
Net cash flows used in financing activities                                          45,473          (64,196)
                                                                                -----------      -----------

(Decrease) increase in cash and cash equivalents                                   (616,783)       1,027,351
Cash and cash equivalents, beginning of period                                    4,859,156        3,159,403
                                                                                -----------      -----------
Cash and cash equivalents, end of period                                        $ 4,242,373      $ 4,186,754
                                                                                ===========      ===========

Supplemental noncash investing and financing activities:
   Cash advanced to employees for exercise of stock options                     $    14,400               --
                                                                                ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                                                     5

                          ALLERGY RESEARCH GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

         The accompanying unaudited Consolidated Financial Statements of Allergy Research Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

         In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, accounting for income taxes, bad debts, length of product life cycles, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on March 31, 2008.

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

         In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently expect the new standard to have any material impact on its financial statements.

         In April 2008, the FASB issued Staff Position ("FSP") No. 142-3 "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS ("FSP NO. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS". FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not currently expect the new standard to have any material impact on its financial statements.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

         In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We do not expect the adoption of FSP APB 14-1 to have any effect on our consolidated results of operations and financial condition.

         In May 2008, FASB issued Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. We do not expect the adoption of SFAS 163 to have any effect on our consolidated results of operations and financial condition.

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

                  The computation of basic and diluted earnings per share is as follows:

                                                                   Three Months    Three Months     Six Months      Six Months
                                                                      Ended           Ended           Ended           Ended
                                                                     6/30/08         6/30/07         6/30/08         6/30/07
                                                                   -----------     -----------     -----------     -----------

         Numerator-net earnings                                    $    93,302     $   242,116     $   337,802     $   524,025
                                                                   ===========     ===========     ===========     ===========

         Denominator:

         Weighted average shares used in computing basic EPS        14,556,703      14,546,315      14,498,671      14,534,029
         Net effect of dilutive common shares                               --         149,976              --         159,752
                                                                   -----------     -----------     -----------     -----------
         Weighted average shares used in computing diluted EPS      14,556,703      14,696,291      14,498,671      14,693,781

         Basic earnings per share                                  $      0.01     $      0.02     $      0.02     $      0.04
                                                                   ===========     ===========     ===========     ===========

         Diluted earnings per share                                $      0.01     $      0.02     $      0.02     $      0.04
                                                                   ===========     ===========     ===========     ===========

Note 4 - Inventories
--------------------

         Inventories consist of the following:

                                         June 30, 2008  December 31, 2007
                                         -------------  -----------------

         Raw materials                    $ 1,474,547      $ 1,719,426
         Finished goods                     1,734,460          842,700
         Supplies                             154,924          108,211
         Reserve for obsolescence             (50,000)         (50,000)
                                          -----------      -----------
                                          $ 3,313,931      $ 2,620,337
                                          ===========      ===========

Note 5 - Accrued Expenses
-------------------------

         Accrued expenses consist of the following:

                                         June 30, 2008  December 31, 2007
                                         -------------  -----------------

         Operating expenses             $     97,251       $    167,719
         Vacation and bonus                  251,000             48,000
         Payroll                              35,214             40,614
         Sales tax                             2,831              6,489
                                        ------------       ------------
                                        $    386,296       $    262,822
                                        ============       ============

Note 6 - Commitments and Contingencies
--------------------------------------

     Line of Credit

         The Company has a Merrill Lynch Working Capital Management Account
         (WCMA) which provides for a line of credit up to $1,500,000 bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, due monthly. The LIBOR plus 2.75% at June 30, 2008 was 5.22%. The note is secured by substantially all of the assets of the Company. The WCMA immediately pays down the line of credit when deposits are received. When checks are issued, the line of credit is utilized if no cash is available. If the line of credit has a zero balance, the WCMA pays interest on deposits at Merrill Lynch's money market rate, which as of June 30, 2008 was 2.47%. The entire line was available for use as of June 30, 2008.

     Purchase Obligations

         As of June 30, 2008, the Company had inventory purchase obligations incurred in the normal course of business of $1,026,929 representing outstanding purchase orders for inventory.

     Operating Lease (A Related Party Transaction)

         On January 4, 2005, the Company entered into a lease with AriBen Corporation, a related party 100% owned by Susan and Stephen Levine, the Company's Vice President and CEO/CFO, respectively, and collectively, as husband and wife, the majority stockholders of the Company, for approximately 29,821 square feet of office and industrial space. The lease, which has a term of ten years with options to renew for two subsequent periods of ten and five years, respectively, has a base monthly rent of $24,000 for the initial period, $30,000 for the first option period and $35,000 for the second option period. Rent will be adjusted annually during the second five years of each 10-year lease period based on the consumer price index, with a minimum increase of three percent. No security deposit was required under the lease. Rent expense charged to operations during the second quarter of 2008 was $72,000 (2007: $72,000). Future minimum rental commitments under non-cancelable leases for the next five years are $288,000 per year.

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

          On or about November 1, 2007, Steven and Kimberly Bronson (the "Bronsons") filed a Complaint for Court-Ordered Inspection of Corporate Records with the Circuit Court of the 15th Judicial District in and for Palm Beach, Florida. The complaint alleges that the Bronsons are entitled to inspect and make copies of corporate and accounting records of the Company which are not publicly available. The request for inspection submitted by the Bronsons was denied by the Company based on the inability of the Company to disclose these records without violating Regulation FD of the Securities Exchange Act of 1934, as amended, and because of the prior publication of correspondence and documents exchanged between the Company and the Bronsons by Mr. Bronson. It is also our position that Mr. Bronson is not entitled to obtain these records because the purposes stated can be satisfied through information which has already been made publicly available by the Company. This is not a damage lawsuit, but a books and records proceeding, where the Bronsons attempt to obtain access to certain books and records of the company. We intend to vigorously defend against this action. No adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

         In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. We have made a motion for summary judgment regarding the claims. We intend to vigorously defend against the allegations and have countersued for breach of contract. Because we believe that the plaintiff's claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

Note 7 - Concentration of Credit Risk
-------------------------------------

         The Company is subject to a wide variety of risks in the ordinary course of its business, including concentration of sales and vendors, as follows:

                  SALES. There were three customers that each accounted for more than 10% of the Company's ending trade receivables balance at June 30, 2008. Trade receivables from these three customers totaled approximately $517,000. All of the Company's trade receivables are unsecured. Approximately 12% of the Company's total sales for the six months ended June 30, 2008 (2007: 13%) were attributable to the same single distributor. In the event the Company were to lose that account, management anticipates that it would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, management does not believe the loss of the account would have a material negative impact on sales. However, no assurance can be given that, if the Company were to lose this distributor, all or any of the customers would transfer directly to the Company or that current sales from this group would be maintained at current levels.

                  PURCHASES. The Company purchases raw materials and uses outside vendors for the manufacture of its products. For the six months ended June 30, 2008, the Company had a concentration of approximately 41% of manufacturing with three separate vendors, who individually account for more than ten percent of our purchases. For the six months ended June 30, 2007, the Company had a concentration of approximately 50% of manufacturing with three separate vendors, who individually accounted for more than ten percent of our purchases. The Company does not currently have written contracts with any of its manufacturers, but relies on long-term personal and professional relationships. Management believes that, due to the large number of businesses performing this type of service in the industry, it would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or determined not to continue manufacturing the Company's products. However, there can be no assurance that suitable, alternative manufacturers would be available to the Company when needed or that such alternative manufacturers would not result in an increase in costs or a change in the quality of the Company's products.

                  PRODUCT. None of the Company's products for the six months ended June 30, 2008 or 2007 individually accounted for more than 10% of its sales dollars.


Note 8 - Stockholders' Equity
-----------------------------

         COMMON STOCK: The Company has authorized 1,000,000 shares of common stock for issuance to key employees under the 1998 Stock Option Plan (the "plan"). The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing key employees the opportunity to acquire common stock under the plan.

The following is a summary of stock option transactions:

                                                Shares under   Weighted Average
                                                   option       Exercise Price
                                                -------------   --------------

         Oustanding - 12/31/07                        293,750           $0.40
         Exercised                                   (249.250)          $0.40
         Forfeited                                    (10,000)          $0.40
         Granted                                           --              --
                                                -------------    ------------
         Outstanding - 6/30/08                             --              --
                                                =============    ============

         During the six months ended June 30, 2008, employee stock options were exercised for the purchase of 249,250 shares of common stock at $.40 per share for cash proceeds of $85,300 and 13-month loans to non-officer employees of $14,400 with interest set at the company's borrowing rate as of May 12, 2008 (5.34%). As part of the loan agreement, the shares are held as collateral until the loan is paid in full. Of the options exercised on May 12, 2008, 5,000 of the shares that were issued were relinquished a few days later and the related loan to the employee was canceled. The exercise was considered canceled and the options were accounted for as forfeited. Upon exercise, anyone with material financial information signed an agreement which prohibits trading of the shares issued for six months.

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

   o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the six-month period ended June 30, 2008 compared to the same period in 2007. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

   o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2008, including related party transactions.

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

In June 2007, the Food and Drug Administration announced a final rule establishing regulations to require current good manufacturing practices ("cGMP") for dietary supplements. The regulations establish the cGMP needed to ensure quality throughout the manufacturing, packaging, labeling, and storing of dietary supplements. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished product. It also includes requirements for recordkeeping and handling consumer product complaints. The rule has a three-year phase in period for small business with companies of our size having until June 2009 to comply. We are currently evaluating the potential impact of the packaging, labeling and storing portions of the regulations on our financial statements and operations. Because we do not currently manufacture our vitamin and nutritional supplement products, our outside vendors will be required to comply with all applicable governmental regulations, including cGMP. It is possible that our manufacturers and vendors will pass on the cost of compliance with these regulations by raising their prices. In that event, we would need to evaluate the competitive market to determine whether those costs can be passed on to our own customers. If not, increased prices from our manufacturers and vendors may adversely affect our own profit margins.

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

         o Market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability and changes in applicable laws and government regulation.
         o The success of product development and new product introductions into the marketplace.
         o Slow or negative growth in the nutritional supplement industry.
         o        The departure of key members of management.
         o        Our ability to efficiently manufacture our products.
         o        Unexpected customer bankruptcy.
         o Our board of directors is not independent. On July 21, 2008 we added an additional independent director making fifty percent of the board independent.
         o        Limitations on future financing.
         o Increases in the cost of borrowings and unavailability of debt or equity capital.
         o        Costs of implementing internal financial controls required by
                  Section 404 of the Sarbanes-Oxley Act of 2002.
         o        Costs of compliance with new cGMP regulations.

OVERVIEW
--------

BUSINESS DESCRIPTION. Allergy Research Group, Inc. (SYMBOL: ALRG) (the "Company" or "ARG"), together with its wholly-owned subsidiary, Nutricology, Inc., strives to be an innovative leader in nutraceutical research and product formulation. Our common stock is traded on the Financial Industry Regulatory Authority's ("FINRA") Over-The-Counter Bulletin Board. Since 1980, we have produced quality, hypoallergenic nutritional supplements and supplied products to physicians and health care practitioners worldwide. We develop, contract manufacture, market and sell vitamins and nutritional supplements throughout the world under the NutriCology(R) and Allergy Research Group(R) labels. Our products are distributed through distributors to medical and professional accounts, retail stores, and directly to consumers. We offer a line of approximately 280 products, including vitamins in both multivitamin and single-entity formulas, minerals, and herbals. Our products are manufactured in various forms, including capsules, tablets, softgels, powders (drink mixes) and liquids. We also distribute certain third-party manufactured products under our labels. These products account for approximately 20% of all products offered by the Company. Our principal executive offices are located at 2300 North Loop Road, Alameda, California 94502 and our telephone number is (800) 545-9960.

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

                            PERIOD ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007
RESULTS OF OPERATIONS

The following table and discussion is a summary of our consolidated results of operations:

                                      Three months ended June 30,                      Six months ended June 30,
                                      ---------------------------                      -------------------------
                                                            $          %                                   $          %
                                                          Change     Change                              Change     Change
                                                           from       from                                from       from
                                   2008        2007        2007*      2007*       2008        2007        2007*      2007*

Revenues                        $4,052,183  $4,072,470    -20,287      -0%     $8,485,431  $8,159,187   +326,244      +4%
Cost of sales                    2,514,184   2,482,247    -31,937      -1%      5,334,309   4,988,033   -346,276      -7%
                                 ---------   ---------                          ---------   ---------
Gross profit                     1,537,999   1,590,223                          3,151,122   3,171,154
                                 ---------   ---------                          ---------   ---------
Gross profit as a % of sales         38.0%       39.0%                              37.1%       38.9%
Operating expenses:
   Selling, general and
        Administrative           1,361,549   1,163,245   -198,304     -17%      2,559,212   2,247,553   -311,659     -14%
   Research and development         60,472      66,333     +5,861      +9%        122,628     132,313     +9,685      +7%
                                    ------      ------                            -------     -------
Operating expenses               1,422,021   1,229,578   -192,443     -16%      2,681,840   2,379,866   -301,974     -13%
                                 ---------   ---------                          ---------   ---------

Earnings from operations           115,978     360,645                            469,282     791,288

Interest expense                      (94)                    -94                   (421)                   -421
Interest income                     22,026      48,052    -26,026     -54%         55,349      88,409    -33,060     -37%
                                    ------      ------                             ------      ------

Net earnings before tax            137,910     408,697                            524,210     879,697

Provision for income tax            44,608     166,581   +121,973     +73%        186,408     355,672   +169,264     +48%
                                    ------     -------                            -------     -------

Net earnings                       $93,302    $242,116   -148,814     -61%       $337,802    $524,025   -186,223     -36%
                                   =======    ========                           ========    ========

__________________
     * + = Favorable change to NET EARNINGS; - = Unfavorable change to NET EARNINGS.

REVENUES. Our revenues decreased slightly during the second quarter of 2008 and increased at a modest rate during the first six months of the year. The year-to-date increase was driven by increased sales to our wholesale customers and to distributors. We attribute the increase in sales to a combination of the results of our promotional efforts and the upward trend in ordering patterns of the distributors.

COSTS OF SALES. Cost of sales increased for the six-month period as a direct result of the increase in sales compounded by increased cost of materials. We continue to make a concerted effort to determine that our manufacturers are maintaining the high standards we and our customers expect. We expect our cost of sales as a percentage of net sales to fluctuate somewhat as our product mix fluctuates. Gross profit margins decreased for the period over period comparison primarily as a result of increased sales to distributors at lower margins than retail customers or wholesale accounts and increased costs of certain raw materials. Beginning July 1, 2008 we raised the prices of our products in order to maintain our margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs associated with our executive, financial, human resources, and customer account management functions such as compensation costs, including benefits, facilities-related expenses, advertising and promotions of our products, including our attendance at tradeshows, and outside professional services such as legal and accounting. Selling, general and administrative expenses increased during the quarter and the six -month period primarily due to increased legal fees and costs associated with pending lawsuits, increased payroll expenses associated with the addition of a graphic artist and technical support position, and increased medical insurance costs. We anticipate that selling, general and administrative expenses will continue to increase over the long term as our business continues to grow and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002 (including, among other things, compliance with Item 404 financial controls).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased slightly due to a reallocation of resources. However, we anticipate that research and development expense could increase over the long term as a result of the growth of the products we offer, new product opportunities and our continued efforts to invest in the future and strengthen our position within the nutritional and supplement market.

INTEREST INCOME. Due to our decreased cash balance, decrease in interest rates and because we placed excess cash in lower yielding Merrill Lynch institutional tax-exempt funds, we experienced a decrease in interest income.

PROVISION FOR INCOME TAXES. Provision for income taxes represents federal and state income taxes based on earnings and changes to deferred taxes.

NET EARNINGS. Net earnings decreased due to the increase in general and administrative expenses.

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

As of June 30, 2008, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as discussed below, have existed which will have a material effect on our liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current Financial Condition

During the six-month period ended June 30, 2008, our working capital increased by approximately $418,057 to $8,416,336, compared to a working capital at December 31, 2007 of $7,998,279. Current assets mainly consist of approximately $4.24 million in cash, $1.00 million in accounts receivable, and $3.31 million in inventory. We continue to finance our inventory and accounts receivable through cash generated by operating activities. We believe that the Company's operating cash flow, cash and cash equivalents, and borrowing capacity under committed bank credit agreements is sufficient to fund our capital and liquidity needs for the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationship with unconsolidated entities or financial partnerships which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Cash Flows

OPERATING ACTIVITIES. Net cash provided by operating activities for both periods primarily reflects net earnings and net changes in operating assets and liabilities such as accounts receivable, inventory and accounts payable. Cash used by operating activities in 2008 was used to increase inventory levels to take advantage of favorable pricing and to buy ahead to ensure availability on certain imported items, increased prepaid assets due to tax payments and by a decrease in income taxes payable offset by an increase in accounts payable and accrued liabilities. Cash generated by operating activities for 2007 was primarily a result of a decrease in inventory levels due to the utilization of inventory on hand, an increase in accounts payable due to the overall varied timing of payments and purchases, and increases in accrued expenses because bonuses are paid at the end of the previous year.

INVESTING ACTIVITIES. Net cash flows used in investing activities for the six months ended June 30, 2008 resulted from cash paid to replace a damaged air compressor. Net cash flows used in investing activities for the six months ended June 30, 2007 resulted from payments for a new label printer and a new server.

FINANCING ACTIVITIES. Net cash flows provided by financing activities for the six months ended June 30, 2008 represents proceeds from the exercise of stock options of $85,300 offset by $39,827 in cash paid for the purchase of 46,855 shares of our common stock from one of our unaffiliated shareholders. Net cash flows used by financing activities for the six months ended June 30, 2007 represents $80,196 in cash paid for the purchase of 97,800 shares of our common stock offset by cash proceeds received of $16,000 for exercise of employee stock options. There were no cash flows from financing activities during 2006.

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

          SALES. Approximately 12% of our total sales for the six months ended June 30, 2008 (2007: 13%) were attributable to the same single distributor. In the event we were to lose that account, we anticipate that we would be able to convert the business to sales directly to the customers of that distributor. As converted sales would be at a higher margin, we do not believe the loss of the account would have a material negative impact on sales. However, we cannot assure you that, if we were to lose this distributor, all or any of the customers would transfer directly to us or that current sales from this group would be maintained at current levels.

         PURCHASES. We purchase raw materials and use outside vendors for the manufacture of our products. For the six months ended June 30, 2008, we had a concentration of approximately 41% of our manufacturing with three separate vendors who individually account for more than ten percent of our purchases. For the six months ended June 30, 2007, the Company had a concentration of approximately 50% of manufacturing with three separate vendors, who individually accounted for more than ten percent of our purchases. We do not currently have written contracts with any of our manufacturers, but rely on long-term personal and professional relationships. We believe that, due to the large number of businesses performing this type of service in the industry, we would have little difficulty in finding viable alternatives in the event any one of these vendors became unable or decided not to continue manufacturing our products. However, we can give no assurance that suitable, alternative manufacturers would be available to us when needed or that such alternative manufacturers would not result in an increase in costs.

          PRODUCT. None of our products in 2008 or 2007 individually accounted for more than ten percent of our sales dollars.


CONTRACTUAL OBLIGATIONS. The Company's Contractual Obligations and Commercial
Commitments are detailed below:

------------------------------ ---------------------------------------------------------------------------
         Contractual
         Obligations                                        Payments Due by Period
------------------------------ ---------------------------------------------------------------------------
                                                     Less
                                                    Than 1           1-3           4 - 5        After 5
                                   Total             Year           Years          Years         Years
------------------------------ --------------- --------------- -------------- -------------- -------------

Line of Credit (1)                          -               -              -              -             -
------------------------------ --------------- --------------- -------------- -------------- -------------

Operating Leases (2)               $1,980,000        $288,000       $864,000       $576,000      $252,000
------------------------------ --------------- --------------- -------------- -------------- -------------

Purchase Obligations (3)           $1,026,929       1,026,929              -              -             -
------------------------------ --------------- --------------- -------------- -------------- -------------
Total Cash Contractual
Obligations                        $3,006,929      $1,314,929       $864,000       $576,000      $252,000
------------------------------ --------------- --------------- -------------- -------------- -------------

(1) This represents the Company's borrowings under its line of credit with Merrill Lynch, which had a zero balance as of June 30, 2008. The line was used briefly in April 2008 due to timing for the liquidation of investments. The Merrill Lynch line of credit provides for maximum financing of $1,500,000, bearing interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, computed on a monthly basis. As of June 30, 2008, the interest rate on the line of credit was 5.22% per annum. Because the line of credit is secured by substantially all of the assets of the Company, if the Company were to fall into default under the terms of our agreement with Merrill Lynch it could have material adverse impact on our business and financial position.

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

LIQUIDITY RESOURCES. We have approximately $4.24 million in cash and cash equivalents as of June 30, 2008, which we believe is sufficient to satisfy our cash requirements over the next twelve months without use of our available line of credit based our current operating levels. Our future funding requirements will depend on numerous factors, some of which are beyond our control. These factors include our ability to operate profitably, our ability to maintain, recruit and train management and personnel, legal fees and costs associated with ongoing litigation and our ability to compete with other, better-capitalized and more established competitors who offer alternative or similar products. We believe that, given our positive working capital position, we can satisfy our cash requirements over the next twelve months from operations if we continue to operate at a profit. Cash flow from operations is expected to provide us with our capital resources and liquidity needs.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This disclosure is not required for smaller reporting companies.


ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer has concluded that as of June 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that: (0) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (0) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and (0) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including Stephen Levine, our Chief Executive Officer and Chief Financial Officer; Fred Salomon, our President and Laura Johnson, our Controller, We have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2008 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

CHANGES IN INTERNAL CONTROLS

Based on the evaluation as of June 30, 2008, Stephen Levine our Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about November 1, 2007, Steven and Kimberly Bronson filed a Complaint for Court-Ordered Inspection of Corporate Records with the Circuit Court of the 15th Judicial District in and for Palm Beach, Florida. The complaint alleges that the Bronsons are entitled to inspect and make copies of corporate and accounting records of the Company which are not publicly available. The request for inspection submitted by the Bronsons was denied by the Company based on the inability of the Company to disclose these records without violating Regulation FD of the Securities Exchange Act of 1934, as amended, and because of the prior publication of correspondence and documents exchanged between the Company and the Bronsons by Mr. Bronson. It is also our position that Mr. Bronson is not entitled to obtain these records because the purposes stated can be satisfied through information which has already been made publicly available by the Company. This is not a damage lawsuit, but a books and records proceeding, where the Bronsons attempt to obtain access to certain books and records of the Company. We intend to vigorously defend against this action. No adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

In March 2006, the Company received a summons from the United States District Court for the District of Colorado in an action filed by Pure Research Products, LLC, a division of J.A. Sichel & Associates. The complaint alleges that the Company violated certain trademarks and exclusive license rights held by Pure Research Products, LLC during negotiations between the parties and following the dissolution of those negotiations. The plaintiff in the action is seeking various forms of injunctive relief against the Company as well as damages to be proven at trial. The complaint includes a request for treble damages in the event the plaintiff is successful. We have made a motion for summary judgment regarding the claims. The Company intends to vigorously defend itself against the allegations and is countersuing for breach of contract. Because the Company believes that the plaintiff's claim has no merit, no adjustments were made to our consolidated financial statements for the outcome of this uncertainty.

ITEM 1A. RISK FACTORS

         This disclosure item is not required for smaller reporting companies.


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


                                             ALLERGY RESEARCH GROUP, INC.
                                             Registrant



Dated:  August 8, 2008
                                             By: /s/ Stephen A. Levine
                                                 -------------------------------
                                                 Chief Executive Officer and
                                                 Chief Financial Officer